Form 10-Q
period 2010-06-30
On Time Filings, Inc.
filed 2010-08-05
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-165917

On Time Filings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Clay Street, #B, Newport Beach, California 92663
(Address of principal executive offices)

(949) 610-3686
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

 As of August 4, 2010, there were 5,330,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ON TIME FILINGS, INC.
BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash	$8,748	$1,727
Accounts receivable	20,955	8,996
Prepaid expenses	638	2,553

Total current assets	30,341	13,276

Property and equipment, net of $134 and $61 accumulated depreciation, respectively	595	668

Total assets	$30,936	$13,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$14,242	$4,379
Income taxes payable	1,827	708

Total current liabilities	16,069	5,087

Stockholders’ equity
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 5,330,000 shares issued and outstanding	5,330	5,330
Additional paid-in capital	4,700	2,600
Retained earnings	4,837	927

Total stockholders’ equity	14,867	8,857

Total liabilities and stockholders’ equity	$30,936	$13,944

ON TIME FILINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	For the Period from Inception (July 10, 2009) through June 30, 2010

Net revenue	$16,811	$32,188	$42,946

Cost of revenues	4,012	7,400	11,050

Gross profit	12,799	24,788	31,896

Operating expenses
Legal and professional	9,100	14,136	14,810
General and Administrative	3,272	5,623	10,422

Total operating expenses	12,372	19,759	25,232

Income before income taxes	427	5,029	6,664

Provision for income taxes	272	1,119	1,827

Net income	$155	$3,910	$4,837

Net income per common share – basic and diluted	$0.00	$0.00	$0.00

Weighted average of common shares – basic and diluted	5,330,000	5,330,000	4,777,324

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 10, 2009)
THROUGH JUNE 30, 2010
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, July 10, 2009	-	$-	$-	$-	$-

Issuance of common stock for services	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash	4,330,000	4,330	500	-	4,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,100	-	2,100

Net income	-	-	-	927	927

Balance, December 31, 2009	5,330,000	5,330	2,600	927	8,857

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,100	-	2,100

Net income	-	-	-	3,910	3,910

Balance, June 30, 2010	5,330,000	$5,330	$4,700	$4,837	$14,867

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2010	For the Period of Inception (July 10, 2009) through June 30, 2010

Cash flows from operating activities
Net income	$3,910	$4,837
Adjustments to reconcile net income to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,100	4,200
Common stock issued for services rendered	-	1,000
Depreciation	73	134
Changes in operating assets and liabilities
(Increase) in accounts receivable	(11,959)	(20,955)
(Increase) in prepaid expenses	1,915	(638)
Increase in accounts payable and accrued expenses	9,863	14,242
Increase in income taxes payable	1,119	1,827

Net cash used in operating activities	7,021	4,647

Cash flows from investing activities
Purchase of property and equipment	-	(729)

Net cash used by investing activities	-	(729)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,830

Net cash provided by financing activities	-	4,830

Net increase in cash	7,021	8,748

Cash, beginning of period	1,727	-

Cash, end of period	$8,748	$8,748

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to financial statements

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On Time Filings, Inc. (the Company) was incorporated under the laws of the State of Nevada on July 10, 2009.

The Company provides transactional financial, corporate reporting, commercial and digital printing for its customers. The Company receives its clients’ information in a variety of formats and reprocesses it for distribution typically in print, digital or internet formats.

Transactional financial printing includes registration statements, prospectuses, debt arrangements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, mergers and acquisitions.

Corporate reporting includes interim reports, regular proxy materials prepared by corporations for distribution to stockholders, and Securities and Exchange Commission reports on Form 10-K and other forms.

Commercial and digital printing consists of annual reports, sales and marketing literature, newsletters and other custom-printed products.

The Company has evaluated subsequent events through August 3, 2010, the date these financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the registration statement on Form S-1/A of On Time Filings, Inc. for the period ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s registration statement on Form S-1/A.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At June 30, 2010 and December 31, 2009, the Company’s management considered all outstanding receivables fully collectible.

Property and Equipment

Property and equipment, if any, are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes” (ASC 740).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended March 31, 2010 and from inception (July 10, 2009) through March 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statements of income.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260 “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.             FAIR VALUE OF MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.  At June 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

2.             FAIR VALUE OF MEASUREMENTS (Continued)

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of June 30, 2010.

3.             COMMON STOCK

On July 12, 2009, the Company issued 1,000,000 shares of its common stock to its sole officer for services valued at $1,000 which was considered a reasonable estimate of fair value.

On August 19, 2009, the Company issued 3,830,000 shares of its common stock to its sole officer for cash of $3,830 which was considered a reasonable estimate of fair value.

On September 30, 2009, the Company issued 500,000 shares of its common stock to its sole officer for cash of $1,000 which was considered a reasonable estimate of fair value.

4.             PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740.  These principles mandate the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the six months ended June 30, 2010 consist of:

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

4.             PROVISION FOR INCOME TAXES (Continued)

June 30, 2010
Current income tax expense	$1,119
Expected income tax benefit	-
Change in valuation allowance	-

$1,119

5.             RELATED PARTY TRANSACTIONS

From the Company’s inception (July 10, 2009) through June 30, 2010, the Company’s sole officer has provided services to the Company valued at $3,600.  Accordingly, for the six months ended June 30, 2010 and for the period from inception (July 10, 2009) through June 30, 2010, the Company recorded expense of $2,400 and $2,400, respectively.  At June 30, 2010, $4,800 remains due and payable to the officer.

From the Company’s inception (July 10, 2009) through June 30, 2010, the Company utilized office space of its sole officer at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  For the six months ended June 30, 2010, the Company recorded rent expense of $2,100.  For the period from inception (July 10, 2009) through June 30, 2010, the Company recorded rent expense of $4,200.

6.             GOING CONCERN

While the Company has managed a de minimus amount of net income since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations, including the costs to maintain itself as a public reporting company over the next twelve (12) months.  Specifically, the Company estimates that it will require at least $50,000 over the next 12 months, as its monthly cash requirements increase from approximately $2,500 per month to $4,000 per month and it moves forward in fully effectuating its business plan.  However, there is no assurance that the Company will be able to obtain additional debt or equity financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to continue to increase its profitability and remain profitable in the short term.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2010, together with notes thereto.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues. We had revenues of $16,811 for the three months June 30, 2010, from providing edgarizing services as well as financial reporting and bookkeeping services. Our costs of revenues of $4,012 for that period is comprised of fees paid to outside contractor for services and the fair market value of edgarizing services provided by our sole officer. Therefore, our gross profit for the three months June 30, 2010 was $12,799. We hope to generate additional revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months June 30, 2010, our total operating expenses were $12,372. Our operating expenses were comprised of legal and professional expenses of $9,100 and general and administrative expenses of $3,272. The professional fees incurred were primarily due to legal and accounting fees incurred in connection with becoming a public company.

Net Income.  For the three months ended June 30, 2010, our net income was $155, after a provision for income taxes of $252.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues. We had revenues of $32,188 for the six months June 30, 2010, from providing edgarizing services as well as financial reporting and bookkeeping services. Our costs of revenues of $7,400 for that period is comprised of fees paid to outside contractor for services and the fair market value of edgarizing services provided by our sole officer. Therefore, our gross profit for the six months June 30, 2010 was $24,788. We hope to generate additional revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months June 30, 2010, our total operating expenses were $19,759. Our operating expenses were comprised of legal and professional expenses of $14,136 and general and administrative expenses of $5,623. The professional fees incurred were primarily due to legal and accounting fees incurred in connection with becoming a public company.

Net Income.  For the six months ended June 30, 2010, our net income was $3,910, after a provision for income taxes of $1,119.

Liquidity and Capital Resources. We had cash of $8,748 as of June 30, 2010, and accounts receivable of $20,955, and prepaid expenses of $638, all of which equals our total current assets of $30,341 as of that date. Our total assets of $30,936 as of June 30, 2010, included our current assets of $30,341 and property and equipment of $595, net of accumulated depreciation of $134.

On July 10, 2009, we issued 1,000,000 shares of common stock to our founder in exchange for services valued at $1,000, or $0.001 per share.  On August 19, 2009, we issued 3,830,000 shares of common stock to our founder in exchange for cash of $3,830, or $0.001 per share.  On September 30, 2009, we sold 500,000 shares of common stock in exchange for $1,000, or $0.002 per share. We used those proceeds to pay for our computer software, overhead expenses and working capital.

As of June 30, 2010, we had liabilities of $16,069, all of which were represented by accounts payable and accrued expenses of $14,242 and income taxes payable of $1,827. We had no other long term liabilities, commitments or contingencies as of June 30, 2010.

During 2010, we expect to incur significant accounting costs of $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on June 30, 2010, and we are currently attempting to sell the shares that we registered. As opf the date of this report, we have not sold any shares in this offering. We hope to sell a significant portion of those shares so that we will have sufficient capital to fund our operations. To effectuate our business plan, we must raise at least $50,000 in this offering and begin to market and promote our services. With the proceeds from this offering, we intend to purchase computer equipment, complete development of our website and begin marketing our services to potential clients. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to complete the offering and begin to obtain additional clients so that we generate significant revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We believe that the size of our operations may vary depending on the amount of funds raised in the offering. If we are able to sell all of the shares in the offering, we believe that the size of our operations will increase because we will be able to increase our marketing activities. If we do not raise any funds in this offering, we may not have adequate funds to market our services. We need to raise at least $50,000 to pay for the costs of the offering and fund our proposed business activities. We believe that we will need to raise $500,000 in the offering to fully implement our business plans. However, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We have cash of $8,748 as of June 30, 2010. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Those funds do not include any funds raised in the offering. We will not be able to implement our business plan in the manner we envision unless we raise funds from the offering.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in the offering.  If we do not raise at least $100,000 from the offering, then we may not be able to pay for the expenses of this offering, fund our operations, finish the development of our website, conduct marketing activities and expand our operations.

We are not currently conducting any research and development activities other than the development of our website, which we expect the total cost to be approximately $2,500.  We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31
Certification of Principal Executive and Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Time Filings, Inc., a Nevada corporation

August 5, 2010	By:	/s/ Suzanne Fischer
Suzanne Fischer Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)