Form 10-Q
period 2010-09-30
On Time Filings, Inc.
filed 2010-11-10
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-165917

On Time Filings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Clay Street, #B, Newport Beach, California 92663
(Address of principal executive offices) (Zip Code)

(949) 610-3686
(Registrants’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of October 28, 2010, there were 5,506,474 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ON TIME FILINGS, INC.
BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash	$17,426	$1,727
Accounts receivable	20,009	8,996
Prepaid expenses	-	2,553

Total current assets	37,435	13,276

Property and equipment, net of $191 and $61 accumulated depreciation, respectively	1,288	668

Total assets	$38,723	$13,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$14,393	$4,379
Income taxes payable	1,620	708

Total current liabilities	16,013	5,087

Stockholders’ equity
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 5,370,500 and 5,330,000 shares issued and outstanding, respectively	5,370	5,330
Additional paid-in capital	9,760	2,600
Retained earnings	7,580	927

Total stockholders’ equity	22,710	8,857

Total liabilities and stockholders’ equity	$38,723	$13,944

See  accompanying notes to financial statements.

ON TIME FILINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	For the Period from Inception (July 10, 2009) through September 30, 2009	For the Period from Inception (July 10, 2009) through September 30, 2010

Net revenue	$23,944	$56,132	$2,569	$66,890

Cost of revenues	6,100	13,500	1,200	17,150

Gross profit	17,844	42,632	1,369	49,740

Operating expenses
Legal and professional	5,576	19,713	674	20,386
General and Administrative	8,700	14,322	2,607	19,122

Total operating expenses	14,276	34,035	3,281	39,508

Income (loss) before income taxes	3,568	8,597	(1,912)	10,232

Provision for income taxes	825	1,944	-	2,652

Net income (loss)	$2,743	$6,653	$(1,912)	$7,580

Net income (loss) per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares – basic and diluted	5,334,402	5,331,484	3,010,750	4,891,980

 See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 10, 2009)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, July 20, 2009	-	$-	$-	$-	$-

Issuance of common stock for services	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash	4,330,000	4,330	500	-	4,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,100	-	2,100

Net income	-	-	-	927	927

Balance, December 31, 2009	5,330,000	5,330	2,600	927	8,857

Issuance of common stock for cash	40,500	40	4,010	-	4,050

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,150	-	3,150

Net income	-	-	-	6,653	6,653

Balance, September 30, 2010	5,370,500	$5,370	$9,760	$7,580	$22,710

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2010	For the Period of Inception (July 10, 2009) through September 30, 2009	For the Period of Inception (July 10, 2009) through September 30, 2010

Cash flows from operating activities
Net income (loss)	$6,653	$(1,912)	$7,580
Adjustments to reconcile net income (loss) to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,150	1,050	5,250
Common stock issued for services rendered	-	1,000	1,000
Depreciation	130	-	191
Changes in operating assets and liabilities
(Increase) in accounts receivable	(11,013)	(2,169)	(20,009)
Decrease (increase) in prepaid expenses	2,553	(3,511)	-
Increase in accounts payable and accrued expenses	10,014	1,929	14,393
Increase in income taxes payable	912	-	1,620

Net cash used in operating activities	12,399	(3,613)	10,025

Cash flows from investing activities
Purchase of property and equipment	(750)	(729)	(1,479)

Net cash used by investing activities	(750)	(729)	(1,479)

Cash flows from financing activities
Proceeds, net from shareholder loans	-	192	-
Proceeds from issuance of common stock	4,050	4,830	8,880

Net cash provided by financing activities	4,050	5,022	8,880

Net increase in cash	15,699	680	17,426

Cash, beginning of period	1,727	-	-

Cash, end of period	$17,426	$680	$17,426

Supplemental disclosure of cash flow information
Income taxes paid	$1,032	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On Time Filings, Inc. (the Company) is currently was incorporated under the laws of the State of Nevada on July 10, 2009.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the registration statement on Form S-1/A of On Time Filings, Inc. for the period ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s registration statement on Form S-1/A.

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

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At September 30, 2010 and December 31, 2009, the Company’s management considered all outstanding receivables fully collectible.

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended September 30, 2010 and from inception (July 10, 2009) through September 30, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statements of income.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260 “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

2.             FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company has adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.  At September 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

2.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of September 30, 2010.

3.             COMMON STOCK

On July 12, 2009, the Company issued 1,000,000 shares of its common stock to its sole officer for services valued at $1,000 which was considered a reasonable estimate of fair value.

On August 19, 2009, the Company issued 3,830,000 shares of its common stock to its sole officer for cash of $3,830 which was considered a reasonable estimate of fair value.

On September 30, 2009, the Company issued 250,000 shares of its common stock to its sole officer for cash of $500 which was considered a reasonable estimate of fair value.

On September 30, 2009, the Company issued 250,000 shares of its common stock to unrelated investors for cash of $500 which was considered a reasonable estimate of fair value.

On September 20, 2010, the Company issued 40,500 shares of its common stock to unrelated investors for cash of $4,050 pursuant to the Company’s Registration Statement on Form S-1.

4.             PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740. These principles mandate the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.
The components of the Company’s income tax provision for the nine months ended September 30, 2010 consist of:

September 30, 2010
Current income tax expense	$1,944
Expected income tax benefit	-
Change in valuation allowance	-

$1,944

5.             RELATED PARTY TRANSACTIONS

From the Company’s inception (July 10, 2009) through September 30, 2010, the Company’s sole officer has provided services to the Company valued at $6,000.  Accordingly, for the nine months ended September 30, 2010 and for the period from inception (July 10, 2009) through September 30, 2010, the Company recorded expense of $3,600 and $6,000, respectively.  At September 30, 2010, $6,000 remains due and payable to the officer.

From the Company’s inception (July 10, 2009) through September 30, 2010, the Company utilized office space of its sole officer at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  For the nine months ended September 30, 2010, the Company recorded rent expense of $3,150.  For the period from inception (July 10, 2009) through September 30, 2010, the Company recorded rent expense of $5,250.

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

7.             SUBSEQUENT EVENTS

On October 26, 2010, the Company issued 135,974 shares of its common stock for $13,597, or $0.10 per share, to unrelated investors pursuant to the Company’s Registration Statement on Form S-1.

The Company has evaluated subsequent events through November 3, 2010, the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2010, together with notes thereto.

For the three months ended September 30, 2010.

Results of Operations.

Revenues. We had revenues of $23,944 for the three months ended September 30, 2010, from providing edgarizing services as well as financial reporting and bookkeeping services. Our costs of revenues of $6,100 for that period is comprised of fees paid to outside contractor for services and the fair market value of edgarizing services provided by our sole officer. Therefore, our gross profit for the three months September 30, 2010 was $17,844. We hope to generate additional revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months September 30, 2010, our total operating expenses were $14,276. Our operating expenses were comprised of legal and professional expenses of $5,576 and general and administrative expenses of $8,700. The professional fees incurred were primarily due to legal and accounting fees incurred in connection with becoming a public company.

Net Income.   For the three months ended September 30, 2010, our net income was $2,743, after a provision for income taxes of $825.

For the nine months ended September 30, 2010.

Results of Operations.

Revenues. We generated revenues of $56,132 for the nine months ended September 30, 2010,.  For the nine months ended September 30, 2010, our costs of revenues were $13,500, which comprised of fees paid to outside contractor for services and the fair market value of edgarizing services provided by our sole officer. Therefore, our gross profit for the nine months ended September 30, 2010 was $42,632.  .We hope to generate additional revenues as we continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2010, our total operating expenses were $34,035, which comprised of legal and professional expenses of $19,713 and general and administrative expenses of $14,322. The professional fees incurred were primarily due to legal and accounting fees incurred in connection with becoming a public company.

Net Income.   For the nine months ended September 30, 2010, our net income was $6,653, after a provision for income taxes of $1,944.

Liquidity and Capital Resources. We had cash of $17,426 as of September 30, 2010, and accounts receivable of $20,009, all of which equals our total current assets of $37,435 as of that date. Our total assets of $38,723 as of September 30, 2010, included our current assets of $37,435 and property and equipment of $1,288, net of accumulated depreciation of $191.

On July 12, 2009, we issued 1,000,000 shares of common stock to our founder in exchange for services valued at $1,000, or $0.001 per share.  On August 19, 2009, we issued 3,830,000 shares of common stock to our founder in exchange for cash of $3,830, or $0.001 per share.  On September 30, 2009, we sold 500,000 shares of common stock in exchange for $1,000, or $0.002 per share. We used those proceeds to pay for our computer software, overhead expenses and working capital.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on June 30, 2010, and we are currently attempting to sell the shares that we registered. As of October 28, 2010, we have sold 176,474 shares of our common stock to unrelated investors for cash of $17,648. We hope to sell a significant portion of those shares so that we will have sufficient capital to fund our operations. To effectuate our business plan, we must raise at least $50,000 in this offering and begin to market and promote our services. With the proceeds from this offering, we intend to purchase computer equipment, complete development of our website and begin marketing our services to potential clients. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

As of September 30, 2010, we had liabilities of $16,013, all of which were represented by accounts payable and accrued expenses of $14,393 and income taxes payable of $1,620. We had no other long term liabilities, commitments or contingencies as of September 30, 2010.

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

We have cash of $17,426 as of September 30, 2010. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Those funds do not include any funds raised in the offering. We will not be able to implement our business plan in the manner we envision unless we raise funds from the offering.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in the offering.  If we do not raise at least $100,000 from the offering, then we may not be able to pay for the expenses of this offering, fund our operations, finish the development of our website, conduct marketing activities and expand our operations.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

Item 4.  (Removed and Reserved)

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

On Time Filings, Inc., a Nevada corporation

November 10, 2010	By:	/s/ Suzanne Fischer
Suzanne Fischer Chief Executive Officer, President, Chief Financial Officer, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)