Form 10-K
period 2010-12-31
On Time Filings, Inc.
filed 2011-04-01
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-165917

On Time Filings, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Newport Center Drive, Suite 100, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
(888) 405-9790
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $0.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $25,000.

As of March 30, 2011, there were 5,539,974 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

Our Background.  We were incorporated in Nevada on July 10, 2009. Our principal business address is 260 Newport Center Drive, Suite 100, Newport Beach, CA 92660. Our telephone number is (888) 405-9790.

We have not been a party to any bankruptcy, receivership or similar proceeding. We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Business. We are a provider of transactional financial, corporate reporting, commercial and digital printing for our customers. Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission. These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers.  We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.

We have also provided financial reporting and bookkeeping services to three entities, which accounts for approximately 20% of our current revenue. We believe we can generate significant revenues from the provision of these services as we can use outside contractors to perform services for our clients. Outside contractors include professionals interested in working on an independent contractor basis for one or more corporate clients. We believe there is increasing demand for outsourced professional services by corporate clients. We have established relationships with outside contractors that have professional experience in a range of industries and functional areas. We currently provide financial reporting and bookkeeping services for our clients using two outside accountants. We do not use contractors that are public accounting firms or law firms.  We believe our risk for professional liability claims arising from the services we provide is very limited. However, we cannot guaranty that we will not be subject to professional liability claims. We hope to obtain additional clients to which we can provide financial reporting and bookkeeping services. We also hope to expand our operations to provide additional professional services to corporate clients. Our fee structure for our financial reporting and bookkeeping services is based on an hourly rate or a flat fee per project. For services performed by outside accountants, we mark up the fees charged to us by the outside accountants.

The nature of our EDGARizing business is highly cyclical and affected by conditions in capital markets, such that our operating results may fluctuate due to a number of factors, such as stock market fluctuations and overall trends in the economy. The EDGARizing industry is highly dependent on the volume of public financing and equity offerings and corporate reporting requirements.  The corporate reporting revenue is seasonal as the greatest number of regulatory reports is required to be processed during the fiscal quarter ending March 31 and the second quarter ending June 30.  Because of these cyclical and seasonal factors, coupled with the general need to complete certain processing jobs quickly after delivery of copy by customers, we may not be able to handle maximum workloads as we only have only full-time employee and one-part time employee.

Our EDGARization Software. We currently use EDGARization software that is widely used for compiling and submitting Securities and Exchange Commission EDGAR filings. The program converts documents produced by word processing, spreadsheet, and desktop publishing packages into the EDGAR HTML format, adding the required submission information and EDGAR tags. Edgarizer HTML includes complete test filing capabilities to ensure that filings are compliant, and full communications features to facilitate filing directly to the SEC.

Our Industry. The Securities and Exchange Commission has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval.  This program requires participants or their agents to file disclosure information with the Securities and Exchange Commission in an electronic format rather than by the traditional paper-filing package. This electronic format includes additional submission information and coding “tags” within the document for aid in the Securities and Exchange Commission’s analysis of the document and retrieval by the public. EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

The Securities and Exchange Commission began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the Securities and Exchange Commission assigned one of ten dates by which all public companies must start filing disclosure documents through EDGAR operational system, which began April 26, 1993. All publicly held companies were expected to be required to file disclosure documents through EDGAR by May 1996.  In addition, in 1999, the National Association of Securities Dealers, Inc. mandated that companies that participate on the Over-The-Counter Bulletin Board, an electronic quotation medium, file registration statements with the Securities and Exchange Commission via EDGAR, and to begin filing periodic filings with the Securities and Exchange Commission, which significantly increased the number of companies that need to utilize EDGAR filer services.

In May 1999, the EDGAR system began accepting documents in HTML (Hypertext Markup Language) and unofficial documents in PDF (Portable Document Format).  This modernization of the EDGAR system was intended to make the system more user friendly, and give the documents submitted a look which was closer to that of the original document.

In February 2009, the SEC adopted new rules which require companies to provide financial statement information in interactive data using eXtensible Business Reporting Language, or XBRL. The requirement is being phased in over a three year schedule beginning with fiscal periods ending on or after June 15, 2009. As the phase in period continues, we need to be able to file reports in XBRL for our customers.

Our Target Markets and Marketing Strategy.  We believe that our primary target market consists of small and medium size corporate entities and law firms that desire EDGARizing services for them or their clients. Our marketing strategy is to promote our services and products and attract businesses to us.  Our marketing initiatives will include:

•	establish relationships with industry professionals, such as attorneys and accountants, who can refer customers to us;
•	attend industry tradeshows; and
•	initiate direct contact with potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of EDGARizing services to small cap and micro cap public companies and small to medium size law firms. Our strategy is to provide clients with competitive pricing, exceptional personal service and reliable quality. Despite our budgetary and staff constraints, we believe we must provide competitive pricing to our customers. We believe we can provide such competitive pricing because our sole officer and director provides a significant portion of our edgarizing services and the compensation paid to our sole officer and director is less that the market rate for such services. Our strategy is to develop relationships with our customers while providing a high level of personal service, which we believe will provide us with a competitive advantage. To date, we believe our strategy has been effective as all of clients have been referred by other clients. Key elements of our strategy include:

●	increase our relationships with businesses, law firms and accountants;
●	continue and expand our website;
●	provide additional services for businesses and other filers; and
●	pursue relationships with companies that will support our business development.

Our Website.  Our website is located at www.ontimefilings.com and provides a description of our services along with our contact information including our address, telephone number and e-mail address. Our website also provides prospective customers with relevant information about our pricing and payment options, our filing procedures, frequently asked questions and investor relations.

Our Competition. The EDGARizing services industry in the United States is highly competitive. The EDGARizing process reformats documents required to be filed with the SEC from files that were originally generated using a variety of word processing and spreadsheet software.  We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service along with corporate entities or law firms that have their own in-house EDGARizing capability.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer EDGARizing services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.  Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Government Regulation. We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Nevada and the United States.

Our Research and Development.  We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

EDGAR is registered trademark of the Securities and Exchange Commission. In the event that we use the name or phrase EDGAR in our materials, we may need to secure a trademark license issued by the Securities and Exchange Commission.

We own the Internet domain names www.ontimefilings.com and www.otfilings.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of December 31, 2010, we have no employees other than our sole officer. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Facilities. Our offices are located at 260 Newport Center Drive, Suite 100, Newport Beach, CA 92660. From our inception (July 10, 2009) through December 31, 2010, we utilized our former office space of our President at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.   We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors.

In addition to the other information in this prospectus, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

Risks related to our business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in July 2009. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have limited revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have only generated limited revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

The nature of our EDGARizing business is highly cyclical and affected by conditions in capital markets, such that our operating results may fluctuate due to a number of factors, such as stock market fluctuations and overall trends in the economy.

The EDGARizing industry is highly dependent on the volume of public financing and equity offerings and corporate reporting requirements.  The corporate reporting revenue is seasonal as the greatest number of regulatory reports is required to be processed during the fiscal quarter ending March 31 and the second quarter ending June 30.  Because of these cyclical and seasonal factors, coupled with the general need to complete certain processing jobs quickly after delivery of copy by customers, we may not be able to handle maximum workloads as we only have only full-time employee and one-part time employee.

The EDGARizing industry has been dominated by larger, more established service providers.

We compete directly with a number of other document processors having the same degree of specialization.  Some of these document processors enjoy significant market share, operate at multiple locations and have greater financial resources than we do.  We face competition from other EDGARizing services, as well as from corporate entities and law firms that provide their own in-house EDGARizing services.  We are newly entering this market, therefore, we do not know if our services will generate widespread market acceptance. Several factors may contribute to our products and services not achieving broad market acceptance, which include:

●	increased competition among other EDGARizing providers;
●	failure to acquire, maintain and use state-of-the-art designing and computer equipment and document reformatting software;
●	failure or stagnation of the e-commerce industry; and
●	failure of clientele to use our EDGARizing services.

The software and equipment we use in our EDGARizing business are subject to rapid technological change and could cause us to make significant capital investment in new equipment.

Newer technologies, techniques or products for the delivery of EDGARizing services we offer could be developed with better performance than the computer equipment and software that we use. The availability of new and better technologies could require us to make significant investments in computer equipment and software, render our current computer equipment or software obsolete and have a significant negative impact on our business and results of operations.  Furthermore, technological changes, such as improvements or advancements in computer equipment or software could require a significant investment on our part to train our designers how to use these new applications.

The need for companies to comply with the interactive data requirements in their regulatory filings on EDGAR may negatively affect our ability to generate revenues.

In February 2009, the SEC adopted new rules which require companies to provide financial statement information in interactive data using eXtensible Business Reporting Language, or XBRL. The requirement is being phased in over a three year schedule beginning with fiscal periods ending on or after June 15, 2009. As the phase in period continues, we need to be able to file reports in XBRL for our customers.  Our failure to provide XBRL services to our customers will significantly hinder our ability to generate revenues. We cannot guaranty that we will be able to provide XBRL services to our customers.

Significant decreases in EDGARizing prices could harm our business by decreasing the demand for our services, lowering the barriers to market entry and increasing market competitiveness.

A significant reduction in the price of document reformatting computer equipment or software could reduce the demand for our services by making it economically more attractive for small reporting companies and law firms that are our primary target market to buy their own document reformatting computer equipment and software begin to compete with us. Furthermore, decreases in prices of document reformatting software and computer equipment could result in smaller business ceasing to use our services to perform basic EDGARizing projects. In addition, price decreases could force us to reduce our fees in response to this reduction in demand or as a means to remain competitive.

We have a small customer base, which accounts for our revenues.

We provide EDGARization services to a small number of customers. To date, we have provided edgarization services to approximately 16 entities, one of which has accounted for approximately 18% of our revenues. We expect that those customers will continue to account for a large portion of our revenues for the foreseeable future. If our relationships with any of those customers were disrupted, we could lose a significant portion of our anticipated revenues.

We anticipate that we may need to raise additional capital to market our products and services. Our failure to raise additional capital will significantly affect our ability to fund our proposed marketing activities.

We are currently not engaged in any sophisticated marketing program to market our services because we lack sufficient capital and revenues to justify the expenditure. We have only raised a limited amount of capital to date. We believe that we will need to raise approximately $500,000 to fully implement our business plans. We may also need to spend more funds on marketing and promotion than we have initially estimated. We do not know if we will be able to acquire additional financing at commercially reasonable rates. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities.

Our sole officer and director is engaged in other activities that could conflict with our interests. Therefore, our sole officer and director may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individual serving as our sole officer and director has existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our sole officer and director shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which he may be or become involved and our affairs.

We depend on the efforts and abilities of our sole officer and director.

Our sole officer and director, Suzanne Fischer, has outside demands on her time that may prevent her from devoting sufficient time to our operations. In addition, the demands on her time will increase because of our status as a public company.  Ms. Fischer has very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $25,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks related to owning our common stock:

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officer, director and principal shareholder controls our operations and matters requiring shareholder approval.

Suzanne Fischer, our officer, director and principal shareholder, owns approximately 91.7% of our outstanding shares of common stock.  As a result, Ms. Fischer has the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Ms. Fischer to control the future course of the company.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2009 and 2010, we held no real property.

Our Facilities.  Our offices are located at 260 Newport Center Drive, Suite 100, Newport Beach, CA 92660. From our Company’s inception (July 10, 2009) through December 31, 2010, we utilized our former office space of our President at no charge. We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “OTMF.OB”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 30, 2011, no shares of our common stock have traded.

Reports to Security Holders.  We file annual, quarterly and current reports with the Securities and Exchange Commission.   The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

As of December 31, 2010, there were approximately 35 record holders of our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act of 1933 for sale by security holders.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

On July 12, 2009, we issued 1,000,000 shares of our common stock to Suzanne Fischer for services valued at $1,000, or $0.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act.

On August 19, 2009, we issued 3,830,000 shares of our common stock to Suzanne Fischer for cash of $3,830, or $0.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act.

On September 30, 2009, we issued 500,000 shares of our common stock to Suzanne Fischer and an unrelated investor for cash of $1,000, or $0.002 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2010, for the sale of registered securities, except for the following:

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on June 30, 2010. We sold 209,974 shares of our common stock to unrelated investors for cash of $20,997 pursuant to that Registration Statement. We have used those proceeds for working capital.

Penny Stock Regulation.  Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010 and the period of inception (July 10, 2009) through December 31, 2009, together with notes thereto included in this Form 10-K.

For the year ended December 31, 2010, as compared to the period of inception (July 10, 2009) through December 31, 2009.

Results of Operations.

Revenues. We generated revenues of $81,895 for the year ended December 31, 2010, as compared to $10,758 for the period of inception (July 10, 2009) through December 31, 2009.  The increase in revenues from 2009 to 2010 was primarily due to the fact that we have increased our client base from 2009 to 2010.

Operating Expenses. For the year ended December 31, 2010, our total operating expenses were $61,765, as compared to total operating expenses of $5,473 for the period of inception (July 10, 2009) through December 31, 2009. The increase in total operating expenses is due to an increase in general and administrative expenses from $4,799 for the period of inception (July 10, 2009) through December 31, 2009 to $23,536 for the year ended December 31, 2010 and due to an increase in legal and professional fees from $674 for the period of inception (July 10, 2009) through December 31, 2009 to $38,229 for the year ended December 31, 2010. The increase in legal and professional fees between the comparable periods is directly related to the costs associated with becoming a public company which were incurred in 2010.

Net Income/Loss.  For the year ended December 31, 2010, our net loss from operations was $1,508.  In comparison, our net income for operations for the period of inception (July 10, 2009) through December 31, 2009 was $927.

Liquidity and Capital Resources. We had cash of $14,440 as of December 31, 2010, accounts receivable of $28,285 and prepaid expenses of $11,592, all of which equals our total current assets of $54,317 as of that date. Our total assets of $55,506 as of December 31, 2010, included our current assets of $54,317 and property and equipment of $1,189, net of accumulated depreciation of $290.

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

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on June 30, 2010. We sold 209,974 shares of our common stock to unrelated investors for cash of $20,997 pursuant to that Registration Statement. We have used those proceeds for working capital.

As of December 31, 2010, we had liabilities of $22,960, all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies as of December 31, 2010.

During 2011, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $14,440 as of December 31, 2010.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we will need to raise additional capital.  If we do not raise additional capital, then we may not be able to conduct marketing activities and expand our operations.

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

We also believe that there is an opportunity for us to acquire smaller companies using our common stock as payment for any potential acquisitions. Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

ON TIME FILINGS, INC.
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND FOR
THE PERIOD FROM INCEPTION (JULY 10, 2009)
THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
On Time Filings, Inc.

We have audited the accompanying balance sheets of On Time Filings, Inc. as of December 31, 2010 and 2009, and the related statements of income, changes in stockholder’s equity and cash flows for years then ended and for the period from inception (July 10, 2009) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On Time Filings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (July 10, 2009) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 6, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/Q Accountancy Corporation
Laguna Hills, California
March 29, 2011

ON TIME FILINGS, INC.
BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
Current assets
Cash	$14,440	$1,727
Accounts receivable	28,285	8,996
Prepaid expenses	11,592	2,553

Total current assets	54,317	13,276

Property and equipment, net of $290 and $61 accumulated depreciation, respectively	1,189	668

Total assets	$55,506	$13,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$22,960	$4,379
Income taxes payable	-	708

Total current liabilities	22,960	5,087

Stockholders’ equity
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 5,539,974 and 5,330,000 shares issued and outstanding	5,540	5,330
Additional paid-in capital	27,587	2,600
Accumulated deficit	(581)	927

Total stockholders’ equity	32,546	8,857

Total liabilities and stockholders’ equity	$55,506	$13,944

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	For the Period from Inception (July 10, 2009) through December 31, 2009	For the Period from Inception (July 10, 2009) through December 31, 2010

Net revenue	$81,895	$10,758	$92,653

Cost of revenues	21,638	3,650	25,288

Gross profit	60,257	7,108	67,365

Operating expenses
Legal and professional	38,229	674	38,902
General and administrative	23,536	4,799	28,336

Total operating expenses	61,765	5,473	67,238

Income (loss) before income taxes	(1,508)	1,635	127

Provision for income taxes	-	708	708

Net income (loss)	$(1,508)	$927	$(581)

Net income (loss) per common share – basic and diluted	$0.00	$0.00	$0.00

Weighted average of common shares – basic and diluted	5,369,943	4,202,414	4,993,041

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 10, 2009)
THROUGH DECEMBER 31, 2010

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, July 20, 2009	-	$-	$-	$-	$-

Issuance of common stock for services	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash	4,330,000	4,330	500	-	4,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,100	-	2,100

Net income	-	-	-	927	927

Balance, December 31, 2009	5,330,000	5,330	2,600	927	8,857

Issuance of common stock for cash	209,974	210	20,787	-	20,997

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,200	-	4,200

Net loss	-	-	-	(1,508)	(1,508)

Balance, December 31, 2010	5,539,974	$5,540	$27,587	$(581)	$32,546

See accompanying notes to financial statements

ON TIME FILINGS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	For the Period from Inception (July 10, 2009) through December 31, 2009	For the Period of Inception (July 10, 2009) through December 31, 2010

Cash flows from operating activities
Net income (loss)	$(1,508)	$927	$(581)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	4,200	2,100	6,300
Common stock issued for services rendered	-	1,000	1,000
Depreciation	229	61	290
Changes in operating assets and liabilities
(Increase) in accounts receivable	(19,289)	(8,996)	(28,285)
(Increase) in prepaid expenses	(9,039)	(2,553)	(11,592)
Increase in accounts payable and accrued expenses	18,581	4,379	22,960
Increase in income taxes payable	(708)	708	-

Net cash used in operating activities	(7,534)	(2,374)	(9,908)

Cash flows from investing activities
Purchase of property and equipment	(750)	(729)	(1,479)

Net cash used by investing activities	(750)	(729)	(1,479)

Cash flows from financing activities
Proceeds, net from shareholder loans	-	-	-
Proceeds from issuance of common stock	20,997	4,830	25,827

Net cash provided by financing activities	20,997	4,830	25,827

Net increase in cash	12,713	1,727	14,440

Cash, beginning of period	1,727	-	-

Cash, end of period	$14,440	$1,727	$14,440

Supplemental disclosure of cash flow information
Income taxes paid	$1,032	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company has evaluated subsequent events through March 29, 2011, the date these financial statements were issued.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At December 31, 2010 and December 31, 2009, the Company’s management considered all outstanding receivables fully collectible.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment, if any, are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.Revenue Recognition

Revenue is recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes (ASC 740).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC 220, Reporting Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. During the year ended December 31, 2010 and from inception (July 10, 2009) through December 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

The Company has adopted ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 is the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.         FAIR VALUE MEASUREMENTS

The Company has  adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of December 31, 2010 and 2009.

3.           COMMON STOCK

On July 12, 2009, the Company issued 1,000,000 shares of its common stock to its sole officer for services valued at $1,000 which was considered a reasonable estimate of fair value.

On August 19, 2009, the Company issued 3,830,000 shares of its common stock to its sole officer for cash of $3,830 which was considered a reasonable estimate of fair value.

On September 30, 2009, the Company issued 500,000 shares of its common stock to its sole officer and an investor for cash of $1,000 which was considered a reasonable estimate of fair value.

On September 20, 2010, the Company issued 40,500 shares of its common stock to unrelated investors for cash of $4,050 pursuant to the Company’s Registration Statement on Form S-1.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

3.           COMMON STOCK (continued)

On October 26, 2010, the Company issued 135,974 shares of its common stock to unrelated investors for cash of $13,597 pursuant to the Company’s Registration Statement on Form S-1.

On November 12, 2010, the Company issued 33,500 shares of its common stock to unrelated investors for cash of $3,350 pursuant to the Company’s Registration Statement on Form S-1.

4.           PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately ($1,500), which can be used to offset future income taxes.  The federal and state carryforwards expire at various dates through 2030.  Deferred tax assets of $225 resulting from the are reduced by a valuation allowance of $225 as of December 31, 2010.

5.         RELATED PARTY TRANSACTIONS

From the Company’s inception (July 10, 2009) through December 31, 2010, the Company’s President has provided services to the Company valued at $7,200.  Accordingly, for the year ended December 31, 2010 and for the period from inception (July 10, 2009) through December 31, 2010, the Company recorded expense of $4,800 and $7,200, respectively.  At December 31, 2010, $800 remains due and payable to the officer.

From the Company’s inception (July 10, 2009) through December 31, 2010, the Company utilized office space of the Company’s President at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  For the year ended December 31, 2010, the Company recorded rent expense of $4,200.  For the period from inception (July 10, 2009) through December 31, 2010, the Company recorded rent expense of $6,300.

6.         GOING CONCERN

As of December 31, 2010, the Company has an accumulated deficit of ($581).  While the Company has managed to generate some revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations, including the costs to maintain itself as a public reporting company over the next twelve (12) months.  Specifically, the Company estimates that it will require at least $50,000 over the next 12 months, as its monthly cash requirements increase from approximately $2,500 per month to $4,000 per month and it moves forward in fully effectuating its business plan.  However, there is no assurance that that Company will be able to obtain additional debt or equity financing.  Furthermore, there is assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to continue to increase its profitability and remain profitable in the short term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective based on the company’s size and its current level of activity.

Management's annual report on internal control over financial reporting.

Suzanne Fischer, our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Suzanne Fischer	32	Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director

Suzanne Fischer. Ms. Fischer has been our Chief Executive Officer, President, Chief Financial Officer, Secretary and sole directors since our inception. Ms. Fischer has served as a financial analyst for Quest Diagnostics, a provider of diagnostic testing, information and services that patients and doctors need to make healthcare decisions since 2007. From January 2008 to April 2008, Ms. Fischer was the sole officer and director of WestCoast Golf Experiences, Inc., a public company that was quoted on the OTCBB. From 1999 to 2006, Ms. Fischer was the assistant manager of operations at Mayan, Inc., where she reconciled cash accounts of all employees, planned and conducted the quarterly and annual physical inventory counts and developed and implemented internal controls to reduce employee theft. Ms. Fischer earned her Bachelor of Science degree in accountancy from California State University, Northridge in May 2008.  Ms. Fischer is not an officer or director of any other reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, our director receives no compensation.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee.  Our board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that board of directors believes best suit our needs.

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 260 Newport Center Drive, Suite 100, Newport Beach, CA 92660. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates.

Compensation Committee. The board of directors has no compensation committee.

Audit Committee and Audit Committee Financial Expert. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.  The compensation of the named executive officers for the fiscal year ended December 31, 2010 and the period from inception to December 31, 2009 is shown below:

Summary Compensation Table
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Suzanne Fischer, President, CEO,CFO, Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Maybelle Hui, Secretary*	2010	0	0	0	0	0	0	0	0
 * On February 22, 2011, Maybelle Hui resigned her position as Secretary.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Suzanne Fischer, President, CEO, CFO, Director	0	0	0	0	0	0	0	0	0
Maybelle Hui, Secretary*	0	0	0	0	0	0	0	0	0
 * On February 22, 2011, Maybelle Hui resigned her position as Secretary.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on July 10, 2009.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Suzanne Fischer	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 30, 2011, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Suzanne Fischer 260 Newport Center Drive, Suite 100 Newport Beach, CA 92660	5,080,000 shares, President, CEO, CFO, Secretary, Director	91.70%
Common Stock	All directors and named executive officers as a group	5,080,000 shares	91.70%
(1)	Based on 5,539,974 shares of our common stock issued and outstanding as of March 30, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Equity Compensation Plan Information. There are no securities authorized for issuance under any equity compensation plans, and no securities issued or outstanding under any such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2009, we issued 1,000,000 shares of our common stock to Suzanne Fischer, our sole officer and director at inception.  These shares were issued in exchange for services valued at $1,000, or $0.001 per share.

From our inception (July 10, 2009) through December 31, 2010, Suzanne Fischer, our sole officer and director, has provided services to us valued at $7,200.  Accordingly, for the year ended December 31, 2010 and for the period from inception (July 10, 2009) through December 31, 2010, we recorded expenses of $4,800 and $7,200, respectively.  At December 31, 2010, $800 remains due and payable to Ms. Fischer.

From our inception (July 10, 2009) through December 31, 2010, we utilized office space of Suzanne Fischer, our sole officer and director, at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  For the year ended December 31, 2010, we recorded rent expense of $4,200.  For the period from inception (July 10, 2009) through December 31, 2010, we recorded rent expense of $6,300.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent; and
●	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2010, and the period from inception to December 31, 2009, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $11,000 and $0 respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2010 and the period from inception to December 31, 2009, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2010 and the period from inception to December 31, 2009, our accountants did not rendered any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001.

*	Included in Registration Statement on Form S-1 filed on April 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Time Filings, Inc. a Nevada corporation

March 31, 2011	By:	/s/ Suzanne Fischer
	Its:	Suzanne Fischer President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Suzanne Fischer	March 31, 2011
Its:	Suzanne Fischer President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)