Form 10-Q
period 2011-03-31
On Time Filings, Inc.
filed 2011-05-13
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-165917

On Time Filings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Newport Center Drive, Suite 100, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

(888) 405-9790
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of May 12, 2011, there were 5,539,974 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ON TIME FILINGS, INC.
BALANCE SHEETS

ASSETS
	March 31, 2011 (Unaudited)	December 31, 2010
Current assets
Cash	$25,169	$14,440
Accounts receivable	39,421	28,285
Prepaid expenses	9,092	11,592

Total current assets	73,682	54,317

Property and equipment, net of $389 and $290 accumulated depreciation, respectively	1,090	1,189

Total assets	$74,772	$55,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$37,828	$22,960
Income taxes payable	1,200	-

Total current liabilities	39,028	22,960

Stockholders’ equity
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 5,539,974 and 5,539,974 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	28,637	27,587
Retained earnings (accumulated deficit)	1,567	(581)

Total stockholders’ equity	35,744	32,546

Total liabilities and stockholders’ equity	$74,772	$55,506

ON TIME FILINGS, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period from Inception (July 10, 2009) through March 31, 2011

Net revenues	$33,837	$15,377	$126,490

Cost of revenues	1,200	3,388	26,488

Gross profit	32,637	11,989	100,002

Operating expenses
Legal and professional	15,167	5,036	54,069
General and administrative	14,122	2,351	42,458

Total operating expenses	29,289	7,387	96,527

Income before income taxes	3,348	4,602	3,475

Provision for income taxes	1,200	847	1,908

Net income	$2,148	$3,755	$1,567

Net income per common share – basic and diluted	$0.00	$0.00	$0.00

Weighted average of common shares – basic and diluted	5,539,974	5,330,000	5,071,299

See accompanying notes in financial statements.

ON TIME FILINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 10, 2009)
THROUGH MARCH 31, 2011
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance, July 20, 2009	-	$-	$-	$-	$-

Issuance of common stock for services	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash	4,330,000	4,330	500	-	4,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,100	-	2,100

Net income	-	-	-	927	927

Balance, December 31, 2009	5,330,000	5,330	2,600	927	8,857

Issuance of common stock for cash	209,974	210	20,787	-	20,997

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,200	-	4,200

Net loss	-	-	-	(1,508)	(1,508)

Balance, December 31, 2010	5,539,974	5,540	27,587	(581)	32,546

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,050	-	1,050

Net income	-	-	-	2,148	2,148

Balance, March 31, 2011	5,539,974	$5,540	$28,637	$1,567	$35,744

See accompanying notes in financial statements.

ON TIME FILINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period of Inception (July 10, 2009) through March 31, 2011

Cash flows from operating activities
Net income	$2,148	$3,755	$1,567
Adjustments to reconcile net income to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,050	1,050	7,350
Common stock issued for services rendered	-	-	1,000
Depreciation	99	36	389
Changes in operating assets and liabilities
(Increase) in accounts receivable	(11,136)	(5,657)	(39,421)
(Increase) decrease in prepaid expenses	2,500	957	(9,092)
Increase in accounts payable and accrued expenses	14,868	1,450	37,828
Increase in income taxes payable	1,200	847	1,200

Net cash used in operating activities	10,729	2,438	821

Cash flows from investing activities
Purchase of property and equipment	-	-	(1,479)

Net cash used by investing activities	-	-	(1,479)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	25,827

Net cash provided by financing activities	-	-	25,827

Net increase in cash	10,729	2,438	25,169

Cash, beginning of period	14,440	1,727	-

Cash, end of period	$25,169	$4,165	$25,169

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$1,032

Interest paid	$-	$-	$-

See accompanying notes in financial statements.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At March 31, 2011 and December 31, 2010, the Company’s management considered all outstanding receivables fully collectible.

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

Revenue Recognition

Revenue is to be recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

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

Comprehensive Income

The Company applies ASC 220, Reporting Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended March 31, 2011 and from inception (July 10, 2009) through March 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.   As of March 31, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

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

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

   ●     Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

   ●     Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

   ●     Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of March 31, 2011.

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

During 2010, the Company issued 209,974 shares of its common stock to unrelated investors for cash of $20,997 pursuant to the Company’s Registration Statement on Form S-1.

4.           PROVISION FOR INCOME TAXES

The components of the Company’s income tax provision for the three months ended March 31, 2011 consist of:

March 31, 2011
Current income tax expense	$1,200
Expected income tax benefit	(100)
Change in valuation allowance	100
1,200

ON TIME FILINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

 5.          RELATED PARTY TRANSACTIONS

From the Company’s inception (July 10, 2009) through March 31, 2011, the Company’s President has provided services to the Company valued at $8,400.  Accordingly, for the three months ended March 31, 2011 and for the period from inception (July 10, 2009) through March 31, 2011, the Company recorded expense of $1,200 and $8,400, respectively.  At March 31, 2011, $2,000 remains due and payable to the officer.

From the Company’s inception (July 10, 2009) through March 31, 2011, the Company utilized office space of the Company’s President at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $350 per month to operations.  For the three months ended March 31, 2011, the Company recorded rent expense of $1,050.  For the period from inception (July 10, 2009) through March 31, 2011, the Company recorded rent expense of $7,350.

6.           GOING CONCERN

As of March 31, 2011, the Company has marginal retained earnings of $1,567.  While the Company has managed to generate some revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations, including the costs to maintain itself as a public reporting company over the next twelve (12) months.  Specifically, the Company estimates that it will require at least $50,000 over the next 12 months, as its monthly cash requirements increase from approximately $2,500 per month to $4,000 per month and it moves forward in fully effectuating its business plan.  However, there is no assurance that that Company will be able to obtain additional debt or equity financing.  Furthermore, there is assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to continue to increase its profitability and remain profitable in the short term.

7.           SUBSEQUENT EVENTS

On May 5, 2011, the Company's Board of Directors authorized a forty-four (44) to one (4) forward stock split which will be payable to stockholders of record as of May 18, 2011.  In connection with the forward stock split, the Company's Board of Directors also approved an increase in the number of authorized shares of the Company to 2,200,000,000 with the State of Nevada.

The Company has evaluated subsequent events through May 13, 2011, the date these financial statements were available to be issued.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2011, together with notes thereto.

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Results of Operations.

Revenues. We had revenues of $33,837 for the three months ended March 31, 2011, as compared to $15,377 for the three months ended March 31, 2010. The increase in revenues from 2010 to 2011 was primarily due to the fact that we have increased our client base from 2010 to 2011. Our gross profit for the three months ended March 31, 2011 was $32,637, as compared to $11,989 for the three months ended March 31, 2010.

Operating Expenses. For the three months ended March 31, 2011, our total operating expenses were $29,289, as compared to $7,387 for the three months ended March 31, 2010.

 The increase in total operating expenses is due to an increase in general and administrative expenses from $2,351 for the three months ended March 31, 2010 to $14,122 for the three months ended March 31, 2011 and an increase in legal and professional fees from $5,036 for the three months ended March 31, 2010 to $15,167 for the three months ended March 31, 2011. The increase in legal and professional fees between the comparable periods is directly related to the costs associated with being a public company.

Net Income.  For the three months ended March 31, 2011, our net income was $2,148, after a provision for income taxes of $1,200. In comparison, our net income for three months ended March 31, 2010 was $3,755, after a provision for income taxes of $847.

Liquidity and Capital Resources. We had cash of $25,169 as of March 31, 2011, accounts receivable of $39,421 and prepaid expenses of $9,092, all of which equals our total current assets of $73,682 as of that date. Our total assets of $74,772 as of March 31, 2011, included our current assets of $73,682 and property and equipment of $1,090, net of accumulated depreciation of $389.

In 2010, we filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on June 30, 2010. In 2010, we sold 209,974 shares of our common stock to unrelated investors for cash of $20,997 pursuant to that Registration Statement. We have used those proceeds for working capital.

As of March 31, 2011, we had liabilities of $39,028, all of which were represented by accounts payable and accrued expenses of $37,828 and income taxes payable of $1,200. We had no other long term liabilities, commitments or contingencies as of March 31, 2011.

During 2011, we expect to incur accounting costs of approximately $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $25,169 as of March 31, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  However, our revenues to date have been sufficient to sustain our current level of operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we will need to raise additional capital.  If we do not raise additional capital, then we may not be able to conduct marketing activities and expand our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On May 5, 2011, our Board of Directors authorized a forty-four (44) to one (1) forward stock split (“Forward Split”) of our issued and outstanding common stock. The record date for the Forward Split is May 18, 2011.  The effective date for the Forward Split will be May 19, 2011, subject to approval by the OTC Corporate Actions office of FINRA.  Prior to the Forward Split, there are 5,539,974 shares issued and outstanding.  Following the Forward Split, there will be approximately 243,758,856 shares issued and outstanding. Our common stock will continue to be $.001 par value.  Fractional shares will be rounded upward. The Forward Split is payable upon surrender of existing certificates to our transfer agent, Island Stock Transfer.

In connection with the Forward Split, on May 11, 2011, we filed a Certificate of Change with the State of Nevada to effect the Forward Split of our authorized and outstanding shares of common stock. The Certificate of Change provides that our authorized number of shares of common stock increases from 50,000,000 to 2,200,000,000 and shall be effective on May 19, 2011. A copy of the Certificate of Change as filed with the Secretary of State of Nevada is attached hereto as Exhibit 3.1.

As a result of the Forward Split, our CUSIP Number changed.  Our new CUSIP Number is 68220B 205.

Item 6.  Exhibits.

3.1	Certificate of Change
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

On Time Filings, Inc., a Nevada corporation

May 13, 2011	By:	/s/ Suzanne Fischer
Suzanne Fischer Chief Executive Officer, President, Chief Financial Officer, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)