Form 10-Q
period 2011-06-30
Empowered Products, Inc.
filed 2011-08-22
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  333-165917

EMPOWERED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3367 West Oquendo Road, Las Vegas, Nevada 89118
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

800-929-0407
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of August 19, 2011.

Empowered Products, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash	$432,413	$28,943
Restricted cash	561,411	560,911
Accounts receivable, less allowance for doubtful accounts of $15,000 in 2011 and $106,362 in 2010	441,121	465,805
Inventory	531,036	448,968
Prepaid and other current assets	57,861	48,983
Total current assets	2,023,842	1,553,610

Plant and equipment, net	196,098	218,224
Trademarks	494,265	462,468
Other intangibles, net	12,758	-
Other assets	5,923	5,267
Total assets	$2,732,886	$2,239,569

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$453,120	$450,846
Note payable	500,000	-
Accounts payable and other accrued expenses	366,733	197,409
Total current liabilities	1,319,853	648,255

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares authorized,60,388,856 and 243,758,856 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	60,389	243,759
Additional paid-in capital	4,091,899	3,855,793
Accumulated deficit	(2,739,255)	(2,508,238)
Total stockholders' equity	1,413,033	1,591,314
Total liabilities and stockholders' equity	$2,732,886	$2,239,569

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$661,942	$713,120	$1,412,038	$1,526,380
Cost of revenue	322,617	438,958	837,181	958,120
Gross profit	339,325	274,162	574,857	568,260

Selling and distribution	111,077	131,571	237,998	248,848
Research and development	-	7,630	-	20,029
General and administrative	337,631	190,548	554,275	356,442

Loss from operations	(109,383)	(55,587)	(217,416)	(57,059)

Interest income	-	585	500	1,170
Interest expense	(10,254)	(5,229)	(14,101)	(10,774)

Net loss	$(119,637)	$(60,231)	$(231,017)	$(66,663)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding for basic and diluted	243,758,856	234,520,000	243,758,856	234,520,000

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows used in operating activities:
Net loss:	$(231,017)	$(66,663)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	26,675	23,514
Bad debt	-	100
Loss on sale of equipment	-	832
Changes in assets and liabilities:
(Increase) in restricted cash	(500)	(1,170)
(Increase) in accounts receivable	(20,485)	(86,319)
(Increase) decrease in inventory	(53,907)	85,019
(Increase) in prepaid and other current assets	(5,403)	(101,002)
(Increase) decrease in other assets, net	(556)	220
Increase in accounts payable and accrued expense	169,324	89,278
Cash flows used in operating activities	(115,869)	(56,191)

Cash flows used in investing activities:
Purchases of plant and equipment	(3,874)	(14,468)
Proceeds from sale of equipment	-	2,500
Payment of fees for trademarks	(31,797)	(19,588)
Cash flows used in investing activities	(35,671)	(31,556)

Cash flows provided by financing activities:
Outstanding checks in excess of bank balance	-	(12,565)
Note payable proceeds	500,000	-
Capital contributions	52,736	76,292
Line of credit draws, net of repayments	2,274	24,137
Cash flows provided by financing activities	555,010	87,864

Net increase in cash	403,470	117

Cash at the beginning of the period	28,943	692

Cash at the end of the period	$432,413	$809

Supplementary disclosure of cash flow information:
Cash paid for interest	$9,934	$10,774

Supplementary disclosure of noncash investing and financing activities:
Acquisition of a business through settlement of an accounts receivable balance	$58,564	$-

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

Empowered Products, Inc. and Subsidiary (“the Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia.  All of its business has been categorized as one segment.

Note 2.	Recapitalization and Merger

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. The weighted average number of shares outstanding at June 30, 2010 and the number of shares outstanding at December 31, 2010 have been retroactively adjusted to reflect the 44-to-1 forward stock split. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock.  As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock.  Immediately after the closing of the Merger, the Private Placement (see Note 12) and the Share Cancellation (as described below) the Company  had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

In addition, in accordance with the terms of the Merger, upon the effective time of the Merger, members of the board of directors and officers of EP Nevada became directors and officers of the Company. The business of EDGARizing corporate documents was abandoned and the business plan of the EP Nevada was adopted.  The transaction was therefore recorded as a reverse acquisition with EP Nevada as the acquiring party and the Company as the acquired party for accounting purposes.

Pursuant to a Share Repurchase and Cancellation Agreement dated June 30, 2011 (the “Repurchase Agreement”) by and between the Company, OT Filings Inc., a wholly owned subsidiary of the Company (“OT Filings”) and Suzanne Fischer, the Company repurchased 223,370,000 shares of its common stock (the “Repurchased Shares”) from Suzanne Fischer for a repurchase price of $50,000 and all of the issued and outstanding shares of OT Filings.  Upon the repurchase, all of the Repurchased Shares were cancelled and the repurchase price of $5,000 was recorded as expense in the period. The remaining $45,000 was paid out of OT Filings cash on-hand prior to the transfer of operating assets and liabilities of the pre-merged OT Filings to Suzanne Fischer.

Note 3.	Basis of Presentation and Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended December 31, 2010 filed in the 8-K with the United States Securities and Exchange Commission on July 7, 2011.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim consolidated condensed balance sheets, statements of operations, and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Polarin Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts.  These costs have been subtracted from revenue.  The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

Cost of revenue

Cost of revenue includes the cost of raw materials, packaging, inbound freight, direct labor, manufacturing facility costs, and depreciation.  Other overhead costs, including purchasing, receiving, quality control, and warehousing are classified as general and administrative expenses.

At times the Company provides free products to its customers. These free products are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-50 Revenue Recognition-Customer Payments and Incentives and the cost of the product is recognized in cost of revenue.

Accounts receivable

Accounts receivable are carried at the outstanding amount due less an allowance for doubtful accounts, if an allowance is deemed necessary. Allowance for doubtful accounts are established when there is a basis to doubt the full collectability of the accounts receivable. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance, based on its history of past write-offs, collections and current conditions. When an account receivable is ultimately determined to be uncollectible and due diligence for collection has taken place, the account receivable is written-off.

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business.  Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory.

Trademarks

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable.  An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value.

Note 4.	Significant Transactions

On March 31, 2011, Empowered Products, Inc. formed a wholly-owned subsidiary, Empowered Products Asia Limited, a company organized under the laws of Hong Kong.

On March 31, 2011, the Company entered into a purchase agreement (the “Purchase Agreement”) with Polarin Limited (“Seller”), a company organized under the laws of Hong Kong, whereby the Company acquired substantially all of the assets of Seller. Under the Purchase Agreement, the aggregate purchase price was the Company’s accounts receivable balance owed by Seller. The acquisition has been accounted for under the purchase method and the purchase price was allocated to the following assets:

Accounts receivable	$13,495
Inventory	28,161
Other assets – customer list	13,433
Other	3,575
$58,664

The Company accounted for this acquisition as a business combination and allocated the total consideration based on their fair values.  Of the total, $13,433 is included in other assets for the customer list, which the Company has determined has an estimated life of five years, with annual amortization of approximately $2,700 and will be tested for impairment at least annually or when circumstances change which may trigger impairment.

Note 5.	Recent Accounting Pronouncements

On December 21, 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update was adopted by the Company on January 1, 2011 and was considered when the Company entered into the business combination transaction described in Note 4; however, the Company’s acquisition was not material to its financial statements.

Note 6.	Inventory

Inventory consists of the following at:

	June 30, 2011	December 31, 2010

Raw materials	$254,048	$224,633
Finished goods	276,988	224,335
	$531,036	$448,968

Note 7.	Plant and Equipment, net

Depreciation for the six months ended June 30, 2011 and 2010 was approximately $26,000 and $23,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	June 30,	December 31,
Category	Useful Lives	2011	2010

Manufacturing and computer equipment	5 - 7 years	$269,718	$265,844
Office furniture and computer software	3 - 7 years	60,687	60,687
Vehicles	5 years	19,442	19,442
		349,847	345,973
Less: accumulated depreciation		(153,749)	(127,749)
		$196,098	$218,224

Note 8.	Line of Credit and Note Payable

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at June 30, 2011) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the majority stockholder with a maturity date of January 2012.  The balance was $453,120 and $450,846 at June 30, 2011 and December 31, 2010, respectively.

On May 31, 2011, the Company entered into a note agreement with New Kaiser Limited, whereby the Company obtained a $500,000 promissory note bearing interest at the lower of 10 percent or the maximum allowable rate under applicable laws. The note is secured by substantially all of the Company’s assets. As disclosed in Note 12, subsequent to June 30, 2011 this note was exchanged into shares of the Company’s common stock.

Note 9.	Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenue:
United States	$596,658	90.1%	$593,886	83.3%	$1,285,795	91.0%	$1,346,199	88.2%
Europe	46,286	7.0%	54,267	7.6%	94,203	6.7%	85,208	5.6%
Asia	18,998	2.9%	64,967	9.1%	32,040	2.3%	94,973	6.2%
	$661,942	100.0%	$713,120	100.0%	$1,412,038	100.0%	$1,526,380	100.0%

Note 10.	Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the majority stockholder under a triple net lease expiring on March 1, 2012. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the six months ended June 30, 2011 and 2010 was $42,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value, currently valued at approximately $608,000 at any time during the term of the lease.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Note 11.	Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has net operating loss carry forwards and other temporary differences which result in a deferred tax asset of approximately $950,000 at June 30, 2011 and approximately $869,000 at December 31, 2010.  A 35% statutory federal income tax rate was used for the calculation of the deferred tax asset.  Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets.  The valuation allowance increased by approximately $81,000 during the six months ended June 30, 2011.

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL’s are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The availability of these carry forwards may expire shortly after the merger (as disclosed in Note 2) is consummated.

The limitation imposed by Section 382 would place an annual limitation on the amount of the NOL carry forwards that can be utilized. If the necessary studies were completed, the amount of the NOL carry forwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

Note 12.	Subsequent Event

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share.  The Company also agreed to sell the Investor five-year warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share. The closing of the sale occurred subsequent to June 30, 2011 and included an exchange of the $500,000 note payable disclosed in Note 8 and the receipt of $1,500,000 in cash in exchange for 2,000,000 shares of the Company’s common stock. The warrants were deemed to have a fair value of zero.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Empowered Products, Inc., a Nevada corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “we,” “our,” “Company” and “EPI,” and its wholly-owned subsidiary Empowered Products Nevada, Inc., a Nevada corporation (“EP Nevada”), EP Nevada’s wholly-owned subsidiary, Empowered Products Limited, a British Virgin Islands company (“EP BVI”), EP BVI’s wholly-owned subsidiary, Empowered Products Asia Limited, a Hong Kong company (“EP Asia”) and EP Asia’s wholly-owned subsidiary, Polarin Pty Ltd., an Australian company (“Polarin Australia”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K  filed with the Securities and Exchange Commission on July 7, 2011 (the “Current Report”).

The information contained in this report, including in the documents incorporated by reference into this report, includes some statement that are not purely historical and that are forward-looking statements.  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to develop a new online marketing strategy for our products;

•	our ability to control and reduce advertising and marketing costs;

•	our ability to obtain a minimum favorable Nielsen Rating;

•	our ability to obtain certification in individual countries in the European Union;

•	our ability to sell our products in South America;

•	our reliance on third-party contractors to mix our products;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to protect our trademarks;

•	our ability to increase our production capacity;

•	market acceptance of our proposed new line of nutritional supplements;

•	our reliance on the expected growth in demand for our products;

•	our ability to raise additional capital to fund our operations;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	development of a public trading market for our securities; and

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations

Company Overview

 On June 30, 2011, we completed a merger transaction pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, we changed our name to “Empowered Products, Inc.”  Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of our common stock.  As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of our common stock.  Immediately after the closing of the Merger, the Private Placement and the Share Cancellation (as described below) we had 62,388,856 shares of common stock, no shares of preferred stock, no options and warrants to purchase 2,000,000 shares of our common stock issued and outstanding.

Pursuant to a Share Repurchase and Cancellation Agreement dated June 30, 2011 (the “Repurchase Agreement”) by and between the Company, OT Filings Inc., a wholly owned subsidiary of the Company (“OT Filings”) and Suzanne Fischer, the Company repurchased 223,370,000 shares of its common stock (the “Repurchased Shares”) from Suzanne Fischer for a repurchase price of $50,000 and all of the issued and outstanding shares of OT Filings.  Upon the repurchase, all of the Repurchased Shares were cancelled and the repurchase price of $5,000 was recorded as expense in the period. The remaining $45,000 was paid out of OT Filings cash on-hand prior to the transfer of operating assets and liabilities of the pre-merged OT Filings to Suzanne Fischer.

On June 30, 2011, we entered into a subscription agreement to sell 2,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock with an exercise price of $1.25 per share to an investor for an aggregate of $2.0 million (the “Private Placement”).  As consideration for the purchase of the shares and warrants, the investor agreed to pay $1.5 million cash and to exchange a $500,000 note issued by EP Nevada to the investor.  The note was exchanged on July 6, 2011 and we issued 500,000 shares to the investor on that date.  The remaining portion of the Private Placement closed on July 7, 2011 upon the receipt of $1.5 million in cash from the investor.

In June 2011 we entered into a new 24-month lease agreement for a new manufacturing facility adjacent our current facility 24 month lease.

In March 2011, EP Asia acquired substantially all of the assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  The purchase price for the Polarin assets was approximately $59,000, which was derived by EP Nevada canceling certain accounts payable owed by Polarin to EP Nevada in exchange for assets assumed.

Through EP Nevada, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 2,700 retail outlets.

The Company is planning on expanding its operations to include a bottling facility for nutritional supplement products.  Some of the funds received in the Private Placement will be used to acquire additional bottling capacity.

Results of Operations

The following table sets forth information from our statements of operations for the three and six months ended June 30, 2011 and 2010 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$661,942	100.0%	$713,120	100.0%	$1,412,038	100.0%	$1,526,380	100.0%
Cost of revenue	322,617	48.7%	438,958	61.6%	837,181	59.3%	958,120	62.8%
Gross profit	339,325	51.3%	274,162	38.4%	574,857	40.7%	568,260	37.2%

Selling and distribution	111,077	16.8%	131,571	18.5%	237,998	16.9%	248,848	16.3%
Research and development	-	-	7,630	1.1%	-	-	20,029	1.3%
General and administrative	337,631	51.0%	190,548	26.7%	554,275	39.3%	356,442	23.4%

Loss from operations	(109,383)	(16.5)%	(55,587)	(7.8)%	(217,416)	(15.4)%	(57,059)	(3.7)%

Interest income	-		585	0.1%	500	*	1,170	0.1%
Interest expense	(10,254)	(1.5)%	(5,229)	(0.7)%	(14,101)	(1.0)%	(10,774)	(0.7)%
Net loss	$(119,637)	(18.1)%	$(60,231)	(8.4)%	$(231,017)	(16.4)%	$(66,663)	(4.4)%
Net loss per share	$(0.00)		$(0.00)		$(0.00)		$(0.00)
* Less than 0.1%.

Three Months Ended June 30, 2011 and 2010

Revenues for the three months ended June 30, 2011 were approximately $662,000 as compared to approximately $713,000 in the comparable period in 2010.  The  7.1% decrease in revenue was primarily caused by the departure of two primary sales personnel at the beginning of the quarter ended March 31, 2011 in response to the Company's updated sales and compensation system, which resulted in fewer sales of our products during the first and second quarters as compared to 2010.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended June 30, 2011 was approximately $323,000 as compared to approximately $439,000 in the comparable period in 2010.  The decrease in cost of revenues was primarily the result of a decrease in sales of our products, and an increase in production efficiencies.

For the three months ended June 30, 2011, our gross profit increased to approximately $339,000, from approximately $274,000 for the three months ended June 30, 2010. During the same period, our gross profit margin increased to 51.3%, up from 38.4% in the three months ended June 30, 2010.  This increase in our gross profit margin is mainly due to volume purchasing, an increase in in-house production and a decrease in third party production.

Selling and distribution expenses for the three months ended June 30, 2011 were approximately $111,000, or approximately 16.8% of revenue, compared to approximately $132,000, or 18.5% of revenue, for the same period in the prior year, a decrease of 15.6%.  The decrease in selling and distribution expenses were primarily the result of a change in our sales model and a decrease in salaries and travel expenses.  We expect that selling and distribution expenses will increase in the future as we implement our production capacity expansion plans and through the introduction of our new nutritional supplement products.

We incurred no research and development expenses in the three months ended June 30, 2011 compared to research and development expenses for the three months ended June 30, 2010 of approximately $8,000.  The research and development expenses during 2010 were mainly the result of  legal costs associated with our pursuit of a 510(k) filing and approval from the FDA to use "condom safe" on our product labeling . We discontinued our pursuit of the 510(k) filing prior to 2011. We will begin pursuing the 510(k) filing again in the second half of 2011.

General and administrative expenses for the three months ended June 30, 2011 were approximately $338,000, or 51.0% of revenue, compared to approximately $191,000, or 26.7% of revenue, for the same period in the prior year, a 77.2% increase.  The increase in general and administrative was primarily due to professional fees associated with becoming a publicly traded company as a result of the Merger.  We expect that our general and administrative expenses will increase in the future due to increases in salary expenses to our President and Chief Executive Officer, Scott Fraser, who will be paid an annual salary of $185,000 upon the closing of the Merger (which will be prorated for the remainder for 2011), as well as increased expenses associated with being a publicly reporting company with the Securities and Exchange Commission.

No expense or benefit from income taxes was recorded in the three months ended June 30, 2011 or 2010 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net loss of approximately $120,000 for the three months ended June 30, 2011 as compared to a net loss of approximately $60,000 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

Revenues for the six months ended June 30, 2011 were $1.4 million as compared to $1.5 million in the comparable period in 2010.  The 7.5% decrease in revenue was primarily caused by the departure of two primary sales personnel at the beginning of the six months ended June 30, 2011 in response to the Company's updated sales and compensation system, which resulted in fewer sales of our products during this period as compared to 2010.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the six months ended June 30, 2011 was approximately $837,000 as compared to approximately $958,000 in the comparable period in 2010.  The decrease in cost of revenues was primarily the result of a decrease in sales of our products, which was partially offset by an increase in shipping costs and the sale of bulk inventory.

For the six months ended June 30, 2011, our gross profit increased to approximately $575,000, from approximately $568,000 for the six months ended June 30, 2010. During the same period, our gross profit margin increased to 40.7%, up from 37.2% in the six months ended June 30, 2010.  This increase in our gross profit margin is mainly due to volume purchasing an increase in in-house production and a decrease in third party production.

Selling and distribution expenses for the six months ended June 30, 2011 were approximately $238,000, or 16.9% of revenues, compared to  approximately $249,000, or 16.3% of revenues, for the same period in the prior year, an decrease of 4.4%.  The decrease in selling and distribution expenses were primarily the result of a change in our sales model and a decrease in salaries and travel expenses. We expect that selling and distribution expenses will increase in the future as we implement our production capacity expansion plans and through the introduction of our new nutritional supplement products.

We incurred no research and development expenses in the six months ended June 30, 2011 compared to research and development expenses for the six months ended June 30, 2010 of approximately $20,000.  The research and development expenses during 2010 were mainly the result of legal costs associated with our pursuit of a 510(k) filing and approval from the FDA to use "condom safe" on our product labeling during the three months ended June 30, 2010.  We discontinued our pursuit of the 510(k) filing prior to 2011. We will begin pursuing the 510(k) filing again in the second half of 2011.

General and administrative expenses for the six months ended June 30, 2011 were approximately $554,000 or 39.3% of revenues, compared to approximately $356,000, or 23.4% of revenues, for the same period in the prior year, a 55.5% increase.  The increase in general and administrative was mostly due to professional fees related to the audit of our financial statements and required filings with the Securities and Exchange Commission.  We expect that our general and administrative expenses will increase in the future due to increases in salary expenses to our President and Chief Executive Officer, Scott Fraser, who will be paid an annual salary of $185,000 upon the closing of the Merger (which will be prorated for the remainder for 2011), as well as increased expenses associated with being a publicly reporting company with the Securities and Exchange Commission.

No expense or benefit from income taxes was recorded in the six months ended June 30, 2011 or 2010 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of approximately $231,000 for the six months ended June 30, 2011 compared with a net loss of approximately $67,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $432,000 as of June 30, 2011, as compared to $29,000 as of December 31, 2010.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, financing with the new loan, or contributions from our majority shareholder.  We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of June 30, 2011, we had borrowings of $453,120 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,411 at June 30, 2011.

On May 31, 2011, we borrowed $500,000 from an independent third-party, New Kaiser Limited.  Pursuant to the senior secured promissory note, such loan was secured by substantially all of our assets.  The purpose of the loan was to provide for additional liquidity for our operations prior to the Merger.  Subsequent to the initial closing of the Private Placement on June 30, 2011, in which New Kaiser Limited was the sole investor, the note was converted to 500,000 shares of the Company’s common stock by New Kaiser Limited pursuant to the terms of the subscription agreement. As part of this subscription agreement and in addition to the $500,000 note, we received $1.5 million in cash in July 2011.

For the six months ended June 30, 2011, net cash used in operating activities was approximately $116,000, as compared to net cash used in operating activities of approximately $56,000 for the comparable period in 2010. The increase in net cash used in operating activities is primarily attributable an increase in net loss from costs associated with our Merger with a publicly traded company.

For the six months ended June 30, 2011, net cash used in investing activities was approximately $36,000, as compared to net cash used in investing activities of approximately $32,000 for the comparable period in 2010. The increase in net cash used in investing activities is primarily attributable to the increase in payments of fees for trademarks from 2010 levels.

Net cash provided by financing activities was approximately $555,000 for the six months ended June 30, 2011 as compared to net cash provided by financing activities of approximately $88,000 for the comparable period in 2010. The increase in net cash provided by financing activities is primarily attributable to proceeds from a note payable that was converted to common stock subsequent to June 30, 2011.

For the six months ended June 30, 2011 and 2010, our inventory turnover was 3.4 and 5.0  times, respectively as compared to 3.1 for the year ended December 31, 2009 and 3.7 for the year ended December 31, 2010. The decrease in inventory turnover was primarily due to lower bulk sales and higher inventory levels in 2011 as compared to 2010. The average days outstanding of our accounts receivable as of June 30, 2011 and June 30, 2010 was 59 and 50 days, respectively, as compared to 53 days as of December 31, 2010 and 58 days as of December 31, 2009. The increase in the average days outstanding of our accounts receivable, was due to slower payments by our customers due to general slower economic conditions.

We have spent approximately $28,000 on deposits for new bottling equipment in 2011 and have a balance due on such equipment of approximately $77,000 payable by September 1, 2011.  We also plan to purchase an estimated $80,000 of additional equipment before the end of calendar year 2011, which we intend to purchase with the proceeds of the Private Placement. These purchases are for our future bottling line of nutritional supplement packaging and greater efficiency on our exiting bottling line. Our company will also expect to increase expenses related to shareholder relations costs but we do not have a set budget at this time.

Anticipated cash flows from operations, the Private Placement and funds available from our credit facilities, together with cash on hand, will provide sufficient liquidity to meet our working capital needs and planned capital expenditures. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 3 to our audited financial statements included in Item 9.01 of the Current Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue recognition

We recognize revenue when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable, have been satisfied. Returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment, volume discounts and returns. We estimate that these discounts and returns will approximate 3% of gross revenues and the costs are accrued accordingly.  We participate in various promotional activities in conjunction with our retailers and wholesalers, primarily through the use of discounts.  The allowances for sales returns are established based on our estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

 Accounts receivable

Accounts receivable are carried at the outstanding amount due less an allowance for doubtful accounts, if an allowance is deemed necessary. Allowance for doubtful accounts are established when there is a basis to doubt the full collectability of the accounts receivable. We periodically evaluate our accounts receivable and determine the requirement for an allowance, based on its history of past write-offs, collections and current conditions. When an account receivable is ultimately determined to be uncollectible and due diligence for collection has taken place, the account receivable is written-off.

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business.  Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. No allowance was necessary at June 30, 2011 or June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Controller, our principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

On June 30, 2011, we completed merger transaction pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and Empowered Products Nevada, Inc. (“EP Nevada”), pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”).   Upon the closing of the Merger on June 30, 2011, the sole business conducted by our company is the business conducted by EP Nevada and certain of the officers and directors of EP Nevada became officers and directors of our company. Also, as a result of the Merger, the internal control over financial reporting utilized by EP Nevada prior to the Merger became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Upon the closing of the Merger on June 30, 2011, we (i) became the 100% parent of EP Nevada, (ii) assumed the operations of EP Nevada; and (iii) changed our name from “On Time Filings, Inc.” to “Empowered Products, Inc.” As a result of the closing of the Merger, there have been material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.  Please refer to the risk factors set forth in the Current Report for the risks related to our business post-Merger.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share.  The Company also agreed to sell the Investor five-year warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share. The closing of the sale occurred subsequent to June 30, 2011 and included an exchange of the $500,000 note payable and the receipt of $1,500,000 in cash in exchange for 2,000,000 shares of the Company’s common stock. The warrants were deemed to have a fair value of zero.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: August 22, 2011	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer
(principal executive officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Controller
(principal financial and accounting officer)