Form 10-K/A
period 2010-12-31
Empowered Products, Inc.
filed 2011-09-01
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________
COMMISSION FILE NO. 333-165917

EMPOWERED PRODUCTS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	27-0579647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3367 West Oquendo Road,
Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code )

Registrant’s telephone number, including area code:  800-929-0407

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of Each Class	on which registered
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates in its entirety Item 9A of the Annual Report on Form 10-K filed by Empowered Products, Inc. (formerly On-Time Filings, Inc.) (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 1, 2011 (the “Original Filing”).  On August 4, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission (the “SEC”) on the Original Filing.  This Amendment reflects changes made in response to comments we received from the staff in its comment letter.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

In accordance with Rule 12b-15 of the Exchange Act, this Amendment sets forth the complete text of Item 9A of Part II of the Original Filing and also includes the applicable portion of Rule 13a-14(a)/15d-14(a) certifications as Exhibit 31.

PART II

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

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

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

The material weakness identified above first began in April 2010 and was identified by Suzanne Fischer, our sole officer and director in April 2010.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Such compensating procedures and processes included engaging an outside certified public accountant to review the Company’s financial statements and periodic reports.

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

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the implementation of the compensating procedures and processes to remediate the material weakness, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   Financial Statements.

Included in Item 8

(b)   Exhibits required by Item 601.

Exhibit No.   Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001.

*	Included in Registration Statement on Form S-1 filed on April 6, 2010.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, Nevada on August 31, 2011.

Empowered Products, Inc.
(Registrant)

Dated: August 31, 2011	/s/ Scott Fraser
By: Scott Fraser
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.
Signature	Capacity	Date

	President, Chief Executive Officer and	August 31, 2011
/s/ Scott Fraser	Chairman of the Board
By: Scott Fraser	(Principal Executive Officer)

/s/ Kurt Weber	Controller	August 31, 2011
By: Kurt Weber	(Principal Financial and Accounting Officer)

/s/ Suzanne Fischer	Secretary and Director	August 31, 2011
By: Suzanne Fischer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001.

*	Included in Registration Statement on Form S-1 filed on April 6, 2010.
**	Previously filed.