Form 10-Q/A
period 2011-06-30
Empowered Products, Inc.
filed 2011-09-12
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
(Address of Principal Executive Offices) (ZIP Code)

800-929-0407
(Company's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of August 19, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, as filed by the registrant with the Securities and Exchange Commission on August 22, 2011, and is being filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011.

 PART II OTHER INFORMATION

 Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* and **	Certification of the Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Previously filed.
**
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

***
Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: September 12, 2011		/s/ Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer
(principal executive officer)

/s/ Kurt Weber
	By:	Kurt Weber
	Its:	Controller
(principal financial and accounting officer)