Form 10-Q
period 2011-09-30
Empowered Products, Inc.
filed 2011-11-21
CIK 1483935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  333-165917

EMPOWERED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3367 West Oquendo Road, Las Vegas, Nevada 89118
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

800-929-0407
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

_______________________________________________
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

The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of November 17, 2011.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,420,772	$28,943
Restricted cash	561,411	560,911
Accounts receivable, less allowance for doubtful
accounts of $49,000 in 2011 and $106,362 in 2010	461,083	465,805
Inventory	535,760	448,968
Prepaid and other current assets	145,121	48,983
Total current assets	3,124,147	1,553,610

Plant and equipment, net	204,657	218,224
Trademarks	494,265	462,468
Other intangibles, net	12,083	-
Other assets	5,790	5,267
Total assets	$3,840,942	$2,239,569

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$439,178	$450,846
Accounts payable and other accrued expenses	290,313	197,409
Total current liabilities	729,491	648,255

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares
authorized, 62,388,856 and 243,758,856 shares issued and
outstanding at September 30, 2011 and December 31, 2010,
respectively	62,389	243,759
Additional paid-in capital	6,089,899	3,855,793
Accumulated deficit	(3,040,837)	(2,508,238)
Total stockholders' equity	3,111,451	1,591,314
Total liabilities and stockholders' equity	$3,840,942	$2,239,569

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$833,026	$762,873	$2,245,064	$2,289,253
Cost of revenue	460,295	388,320	1,297,476	1,346,440
Gross profit	372,731	374,553	947,588	942,813

Selling and distribution	271,295	125,434	509,293	374,282
Research and development	2,264	7,706	2,264	27,735
General and administrative	395,247	170,697	949,522	527,139

Income (loss) from operations	(296,075)	70,716	(513,491)	13,657

Interest income	-	585	500	1,755
Interest expense	(5,507)	(5,774)	(19,608)	(16,548)

Net income (loss)	$(301,582)	$65,527	$(532,599)	$(1,136)

Earnings (loss) per share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares
outstanding for basic and diluted	62,388,856	234,713,688	183,302,189	234,585,296

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows used in operating activities:
Net loss	$(532,599)	$(1,136)
Adjustments to reconcile net loss to cash flows
used in operating activities:
Depreciation and amortization	42,350	35,271
Bad debt	37,490	-
Changes in assets and liabilities:
(Increase) in restricted cash	(500)	(1,755)
(Increase) in accounts receivable	(77,937)	(87,484)
(Increase) decrease in inventory	(58,631)	24,312
(Increase) in prepaid and other current assets	(92,663)	(62,649)
(Increase) in other assets, net	(423)	354
Increase in accounts payable and other accrued expenses	92,904	21,716
Cash flows used in operating activities	(590,009)	(71,371)

Cash flows used in investing activities:
Purchases of plant and equipment	(27,433)	(13,715)
Payment of fees for trademarks	(31,797)	(26,289)
Cash flows used in investing activities	(59,230)	(40,004)

Cash flows provided by financing activities:
Outstanding checks in excess of bank balance	-	(22,284)
Note payable proceeds	500,000	-
Capital contributions	52,736	124,992
Proceeds from private placement of common stock	1,500,000	-
Line of credit (repayments) draws, net	(11,668)	28,020
Cash flows provided by financing activities	2,041,068	130,728

Net increase in cash and cash equivalents	1,391,829	19,353

Cash and cash equivalents at the beginning of the period	28,943	692

Cash and cash equivalents at the end of the period	$1,420,772	$20,045

See Notes to Unaudited Quarterly Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

Note 1. Nature of Operations

Empowered Products, Inc. and Subsidiaries (“the Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia.  All of its business has been categorized as one segment.

Note 2. Recapitalization and Merger

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. The weighted average number of shares outstanding at June 30, 2010 and the number of shares outstanding at December 31, 2010 have been retroactively adjusted to reflect the 44-to-1 forward stock split. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock. Immediately after the closing of the Merger, the Private Placement (see Note 10) and the Share Cancellation (as described below) the Company had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

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

The accompanying unaudited interim consolidated condensed balance sheet, statements of operations, and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011.

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Polarin Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items.  Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts.  These costs have been subtracted from revenue.  The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Note 4. Earnings per Share (“EPS”)

Earnings (loss) per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The total amount of anti-dilutive warrants not included in the earnings per share calculation for the three and nine months ended September 30, 2011 were 2,000,000. There were no warrants outstanding for the three and nine months ended September 30, 2010.

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Basic	Diluted

Three months ended September 30,

2011
Net loss	$(301,582)	$(301,582)
Weighted average shares (in millions)	62	62
EPS	$(0.00)	$(0.00)

2010
Net income	$65,527	$65,527
Weighted average shares (in millions)	235	235
EPS	$0.00	$0.00

Nine months ended September 30,

2011
Net loss	$(532,599)	$(532,599)
Weighted average shares (in millions)	183	183
EPS	$(0.00)	$(0.00)

2010
Net loss	$(1,136)	$(1,136)
Weighted average shares (in millions)	235	235
EPS	$(0.00)	$(0.00)

Note 5. Significant Transactions

On March 31, 2011, Empowered Products, Inc. formed a wholly-owned subsidiary, Empowered Products Asia Limited, a company organized under the laws of Hong Kong.

On March 31, 2011, the Company entered into a purchase agreement (the “Purchase Agreement”) with Polarin Limited (“Seller”), a company organized under the laws of Hong Kong, whereby the Company acquired substantially all of the assets and assumed certain liabilities of Seller. Under the Purchase Agreement, the aggregate purchase price was the Company’s accounts receivable balance owed by Seller.

The acquisition has been accounted for under the purchase method and the purchase price was allocated to the following assets:

Accounts receivable	$13,495
Inventory	28,161
Other assets - customer list	13,433
Other	3,475
$58,564

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

The Company accounted for this acquisition as a business combination and allocated the total consideration based on their fair values.  Of the total, $12,083 is included in other intangibles, net at September 30, 2011 for the customer list, which the Company has determined has an estimated life of five years, with annual amortization of approximately $2,700 and will be tested for impairment at least annually or when circumstances change which may trigger impairment.

Note 6. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB published ASU 2011-04, Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the accounting and disclosure requirements of this ASU is not expected to have a significant impact on the Company’s financial statements.

On December 21, 2010, the FASB issued Accounting Standards Codification (ASC) No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update was adopted by us on January 1, 2011 and was considered when the Company entered into the business combination transaction described in Note 5.

Note 7. Inventory

Inventory consists of the following at:

	September 30,	December 31,
	2011	2010

Raw materials	$270,263	$224,633
Finished goods	265,497	224,335
	$535,760	$448,968

Note 8. Plant and Equipment, net

Depreciation for the nine months ended September 30, 2011 and 2010 was $41,000 and $35,271, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

	Estimated	September 30,	December 31,
Category	Useful Lives	2011	2010

Manufacturing and computer equipment	5 - 7 Years	$278,272	$265,844
Office furniture and computer software	3 - 7 Years	75,692	60,687
Vehicles	5 Years	19,442	19,442
		373,406	345,973
Less: accumulated depreciation		(168,749)	(127,749)
		$204,657	$218,224

Note 9. Line of Credit and Note Payable

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at September 30, 2011) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the stockholder with a maturity date of January 2012.  The balance was $439,178 and $450,846 at September 30, 2011 and December 31, 2010, respectively.

On May 31, 2011, the Company entered into a note agreement with New Kaiser Limited, whereby the Company obtained a $500,000 promissory note bearing interest at the lower of 10% or the maximum allowable rate under applicable law.  In July 2011, the note was exchanged into 500,000 shares of the Company’s common stock.

Note 10. Stockholders’ Equity

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share. The Company also agreed to sell the Investor five-year warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share. The closing of the sale occurred subsequent to June 30, 2011 and included an exchange of the $500,000 note payable as disclosed in Note 9 and the receipt of $1,500,000 in cash in exchange for 2,000,000 shares of the Company’s common stock. The warrants were deemed to have a fair value of zero.

Note 11. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Revenue:
United States	$737,766	88.6%	$685,436	89.9%	$2,023,561	90.1%	$2,031,635	88.7%
Europe	56,545	6.8%	42,081	5.5%	150,748	6.7%	127,289	5.6%
Asia	38,715	4.6%	35,356	4.6%	70,755	3.2%	130,329	5.7%
	$833,026	100.0%	$762,873	100.0%	$2,245,064	100.0%	$2,289,253	100.0%

Note 12. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on March 1, 2012. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the nine months ended September 30, 2011 and 2010 was $63,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value, currently valued at approximately $608,000 at any time during the term of the lease.

Empowered Products, Inc. and Subsidiaries
Notes to Unaudited Quarterly Consolidated Condensed Financial Statements

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Included in selling and distribution expenses for the nine and three months ended September 30, 2011 are marketing fees of $63,574 paid to a company owned by the Company’s majority stockholder.

Note 13. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has net operating loss carryforwards and other temporary differences which result in a deferred tax asset of approximately $1,056,000 at September 30, 2011 and approximately $869,000 at December 31, 2010.  A 35% statutory federal income tax rate was used for the calculation of the deferred tax asset.  Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets.  The valuation allowance increased by approximately $187,000 during the nine months ended September 30, 2011.

The NOL carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL’s are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The availability of these carry forwards may expire as a result of the Company’s merger on June 30, 2011.

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

Note 14.  Supplemental Cash Flow Statement Disclosure

	Nine Months Ended
	September 30,
	2011	2010

Supplementary disclosure of cash flow information:
Cash paid for interest	$15,441	$16,548

Supplementary disclosure of noncash investing and financing activities:
Acquisition of business through settlement of an accounts receivable balance	$58,564	$-
Issuance of common stock in settlement of note payable	$500,000	$-

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K  filed with the Securities and Exchange Commission on July 7, 2011 (the “Current Report”).

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are forward-looking statements.  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to develop a new online marketing strategy for our products;

•	our ability to control and reduce advertising and marketing costs;

•	our ability to obtain a minimum favorable Nielsen Rating;

•	our ability to obtain certification in individual countries in the European Union;

•	our ability to sell our products in South America;

•	our reliance on third-party contractors to mix our products;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to protect our trademarks;

•	our ability to increase our production capacity;

•	market acceptance of our new line of nutritional supplements;

•	our reliance on the expected growth in demand for our products;

•	our ability to raise additional capital to fund our operations;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	development of a public trading market for our securities; and

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations

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

In June 2011 we entered into a new 24-month lease agreement for a new manufacturing facility adjacent our current facility.

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

In the third quarter of 2011, Empowered Products entered into the health supplement market with the introduction of four nutritional supplements under the “Elevate for Women” and “High Caliber for Men” brands. We intend to expand our proprietary line of supplements by targeting the growing number of people socially incapacitated and/or subdued by prescription anti-depressants.

Results of Operations

The following table sets forth information from our statements of operations for the three and nine months ended September 30, 2011 and 2010 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$833,026	100.00%	$762,873	100.00%	$2,245,064	100.00%	$2,289,253.	100.00%
Cost of revenue	460,295	55.26%	388,320	50.90%	1,297,476	57.79%	1,346,440	58.82%
Gross profit	372,731	44.74%	374,553	49.10%	947,588	42.21%	942,813	41.18%

Selling and distribution	271,295	32.57%	125,434	16.44%	509,293	22.69%	374,282	16.35%
Research and development	2,264	0.27%	7,706	1.01%	2,264	0.10%	27,735	1.21%
General and administrative	395,247	47.45%	170,697	22.38%	949,522	42.29%	527,139	23.03%

Income (loss) from operations	(296,075)	-35.54%	70,716	9.27%	(513,491)	-22.87%	13,657	0.60%

Interest income	-	0.00%	585	0.08%	500	0.02%	1,755	0.08%
Interest expense	(5,507)	-0.66%	(5,774)	-0.76%	(19,608)	-0.87%	(16,548)	-0.72%
Net income (loss)	$(301,582)	-36.20%	$65,527	8.59%	$(532,599)	-23.72%	$(1,136)	-0.05%
Earnings (loss) per share	$0.00		$0.00		$0.00		$0.00

Three Months Ended September 30, 2011 and 2010

Revenues for the three months ended September 30, 2011 were approximately $833,000 as compared to approximately $763,000 in the comparable period in 2010.  The 9.2% increase in revenue was primarily due to sales of products in our new nutritional supplement product line.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended September 30, 2011 was approximately $460,000 as compared to approximately $388,000 in the comparable period in 2010.  The increase in cost of revenues was primarily the result of an increase in sales of our products and inventory adjustments and an increase in finished product purchased for resale.

For the three months ended September 30, 2011, our gross profit decreased slightly to approximately $373,000, from approximately $375,000 for the three months ended September 30, 2010. During the same period, our gross profit margin decreased to 44.7%, down from 49.0% in the three months ended September 30, 2010.  This decrease in our gross profit margin was mainly due to inventory adjustments and an increase in finished product purchased for resale.

Selling and distribution expenses for the three months ended September 30, 2011 were approximately $271,000, or approximately 32.5% of revenues, compared to approximately $125,000, or 16.4% of revenue, for the same period in the prior year, an increase of 116%.  The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and increased trade show expenses.

Research and development expenses in the three months ended September 30, 2011 were approximately $2,000 compared to research and development expenses for the three months ended September 30, 2010 of approximately $8,000.  The research and development expenses during the three months ended September 30, 2011 were primarily related to product design and development.

General and administrative expenses for the three months ended September 30, 2011 were approximately $395,000, or 47.4% of revenue, compared to approximately $171,000, or 22.4% of revenues, for the same period in the prior year, a 131.5% increase.  The increase in general and administrative expenses was primarily due to increased professional fees associated with becoming a public company as a result of the Merger.  We expect that our general and administrative expenses will increase in the future due to increases in salary expenses to our President and Chief Executive Officer, Scott Fraser, who will be paid an annual salary of $185,000 , as well as increased expenses associated with being a publicly reporting company with the Securities and Exchange Commission.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2011 or 2010 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net a loss of approximately $302,000 for the three months ended September 30, 2011 as compared to net income of approximately $66,000 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Revenues for the nine months ended September 30, 2011 were $2.2 million as compared to $2.3 million in the comparable period in 2010.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the nine months ended September 30, 2011 was approximately $1.3 million, which was flat with cost of revenue of $1.3 million in the comparable period in 2010.

For the nine months ended September 30, 2011, our gross profit increased to approximately $948,000, from approximately $943,000 for the nine months ended September 30, 2010. During the same period, our gross profit margin increased to 42.2%, up from 41.2% in the nine months ended September 30, 2010.  This increase in our gross profit margin is mainly due to volume purchasing.

Selling and distribution expenses for the nine months ended September 30, 2011 were approximately $509,000, or 22.7% of revenues, compared to  approximately $374,000, or 16.3% of revenues, for the same period in the prior year, an increase of 36.1%.  The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and increased trade show expenses.

Research and development expenses in the nine months ended September 30, 2011 were $2,000, compared to research and development expenses for the nine months ended September 30, 2010 of approximately $28,000.  The research and development expenses during 2010 were mainly the result of legal costs associated with our pursuit of a 510(k) filing and approval from the FDA to use "condom safe" on our product labeling during the three months ended June 30, 2010.  We discontinued our pursuit of the 510(k) filing prior to 2011.  Research and development expenses during 2011 have been primarily related to product design and development.

General and administrative expenses for the nine months ended September 30, 2011 were approximately $950,000 or 42.3% of revenues, compared to approximately $527,000, or 23.0% of revenues, for the same period in the prior year, an 80.1% increase.  The increase in general and administrative was primarily due to professional fees associated with becoming a public company as a result of the Merger.  We expect that our general and administrative expenses will increase in the future due to increases in salary expenses to our President and Chief Executive Officer, Scott Fraser, who will be paid an annual salary of $185,000 , as well as increased expenses associated with being a publicly reporting company with the Securities and Exchange Commission.

No expense or benefit from income taxes was recorded in the nine months ended September 30, 2011 or 2010 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of approximately $533,000 for the nine months ended September 30, 2011 compared with a net loss of approximately $1,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $1.4 million as of September 30, 2011, as compared to $29,000 as of December 31, 2010.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit or contributions from our majority stockholder and sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of September 30, 2011, we had borrowings of $439,178 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,411 at September 30, 2011.

On May 31, 2011, we borrowed $500,000 from an independent third-party, New Kaiser Limited.  Pursuant to the senior secured promissory note, such loan was guaranteed by substantially all of our assets.  The purpose of the loan was to provide for additional liquidity for our operations prior to the Merger.  Upon the initial closing of the Private Placement on June 30, 2011, in which New Kaiser Limited was the sole investor, the note was exchanged for 500,000 shares of the Company’s common stock pursuant to the terms of the subscription agreement. Upon the second closing of the Private Placement in July 2011, we sold 1,500,000 shares of our common stock to New Kaiser Limited for $1.00 per share for total cash gross proceeds of $1.5 million.

For the nine months ended September 30, 2011, net cash used in operating activities was approximately $590,000, as compared to net cash used in operating activities of approximately $71,000 for the comparable period in 2010. The increase in net cash used in operating activities is primarily attributable an increase in our net loss for the nine months ended September 30, 2011 which was largely due to costs associated with the Merger.

For the nine months ended September 30, 2011, net cash used in investing activities was approximately $59,000, as compared to net cash used in investing activities of approximately $40,000 for the comparable period in 2010. The increase in net cash used in investing activities is primarily attributable to the increase in payments of fees for trademarks from 2010 levels and the purchase of additional equipment.

Net cash provided by financing activities was approximately $2.0 million for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of approximately $131,000 for the comparable period in 2010. The increase in net cash provided by financing activities is primarily attributable to proceeds from a note payable and a private placement of common stock.  The note payable was exchanged for shares of common stock in July 2011.

For the nine months ended September 30, 2011 and 2010, our inventory turnover was 3.8 and 4.3 times, respectively as compared to 3.1 for the year ended December 31, 2009 and 3.7 for the year ended December 31, 2010. The decrease in inventory turnover was primarily due to lower bulk sales. The average days outstanding of our accounts receivable as of September 30, 2011 and September 30, 2010 was 57 and 51 days, respectively, as compared to 53 days as of December 31, 2010 and 58 days as of December 31, 2009. The increase in the average days outstanding of our accounts receivable, was due to slower payments by our customers due to general slower economic conditions.

We have spent approximately $77,000 on deposits for new bottling equipment in 2011.

Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, will provide sufficient liquidity to meet our working capital needs and planned capital expenditures. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

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

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business.  Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. No allowance was necessary at September 30, 2011 or December 31, 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Empowered Products, Inc.

Dated: November 21, 2011	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Controller (Principal Financial and Accounting Officer)