Form 10-K
period 2011-12-31
Empowered Products, Inc.
filed 2012-04-16
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 333-165917

EMPOWERED PRODUCTS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	27-0579647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3367 West Oquendo Road
Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (800) 929-0407

_______________________________________________

Former Name

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                            Yes ☐ No ☒

There was no aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common stock was not trading on any exchange on that date.

There were 62,388,856 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 12, 2012.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Although Empowered Products, Inc. (the “Company”) is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed all reports during the preceding 12 months that it would have been required to file if it were subject to the filing requirements of Section 13 or 15(d) of the Exchange Act.

TABLE OF CONTENTS

EMPOWERED PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the reverse merger. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on third-party contractors to mix our products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail consumers;

•	our ability to control and reduce advertising and marketing costs;

•	our ability to obtain a minimum favorable Nielsen Rating;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in individual countries in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	our inexperience in dealing with the U.S. Food and Drug Administration and other regulatory agencies;

•	our reliance on the expected growth in demand for our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

ii

•	development of a public trading market for our securities;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	the other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1.	BUSINESS

As used in this report, unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “EPI” refer to Empowered Products, Inc., a Nevada corporation, and its wholly-owned subsidiary Empowered Products Nevada, Inc., a Nevada corporation (“EP Nevada”), EP Nevada’s wholly-owned subsidiary, Empowered Products Limited, a British Virgin Islands company (“EP BVI”), EP BVI’s wholly-owned subsidiary, Empowered Products Asia Limited, a Hong Kong company (“EP Asia”) and EP Asia’s wholly-owned subsidiary, Empowered Products Pty Ltd. (formerly Polarin Pty Ltd), an Australian company (“EP Australia”).

Overview

Through EP Nevada and its subsidiaries, we offer a line of quality products, including topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 2,700 retail outlets. In the third quarter of 2011, we introduced two herbal supplements for women under our PINK® for Women brand, PINK® Elevate Libido and PINK® Elevate Performance, and two herbal supplements for men under our GUN OIL® for Men brand, GUN OIL® High Caliber Drive and GUN OIL® High Caliber Performance.

EP Nevada was founded in March 2002 and opened its first logistical center at its headquarters in Las Vegas, Nevada in April 2004.  Since then, we have steadily augmented our bottling and packaging equipment to efficiently process our topically applied gels, lotions and interactive lubricants. This proprietary assembly line has been a major factor in our reduction in costs of goods sold by an annual average of 52% over the past five operational years.  Presently, we have six topical gel, lotion and lubricant products under our PINK® for women trademark and six products under our GUN OIL® for men trademark.

We recently expanded our product offerings in 2011 to include a line of nutritional supplements. We currently sell four nutritional supplements, two for women under our PINK® for Women brand and two for men under our GUN OIL® for Men brand.

Corporate Information

We were incorporated in the State of Nevada on July 10, 2009. On June 30, 2011, pursuant to an Agreement and Plan of Merger, EP Nevada merged with and into EPI Acquisition Corp., a wholly-owned subsidiary of the Company, with EP Nevada as the surviving company (the “Merger”). Upon the closing of the Merger, we (i) assumed the business and operations of EP Nevada and its subsidiaries, which is now our sole business operations, and (ii) changed our name from “On Time Filings, Inc.” to “Empowered Products, Inc.”

Prior to the Merger, described below, our business included the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis and Retrieval system maintained by the Securities and Exchange Commission (“SEC”), and providing financial reporting and bookkeeping services. Pursuant to an assignment agreement, the assets and liabilities of this business were transferred to OT Filings, Inc. immediately after the Merger and the shares of OT Filings were transferred to Suzanne Fischer, one of our directors.

EP Nevada was incorporated in the State of Nevada on April 22, 2004.  In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirectly owned subsidiary, EP Australia.

Industry and Market Opportunity

We operate in the rapidly expanding worldwide market of sexual wellness products. This industry's global market value has rapidly expanded as consumers have steadily increased demand for products that enable self-directed therapy and healing.  We believe that development of our active and expanding customer niche for our topical gels, lotions and oils in 30 countries thus far demonstrates the growing worldwide appetite for such products. As such products have continued to gain consumer acceptance, many traditional major retailers, pharmacies and online retailers have begun carrying such products in their stores.

The initial target market for our gel, lotion and oil products was adult males.  Our first product launch in 2003 was an exclusively formulated cream that gradually created intense physical satisfaction.  Our target market has steadily expanded with each new product added to our line and each addition has been inspired by the needs of customers.  For example, both our PINK® and GUN OIL® silicone lubricants were custom formulated according to a plethora of feedback received from women and men that comprise our wholesale buyer network. Both formulas were designed to create intense physical sensation during interaction between two individuals leading to stronger emotional unions among couples.

In the third quarter of 2011, we entered into the growing nutritional supplement market and expanded our product offerings to include four nutritional supplements, two for women under our PINK® for Women brand and two for men under our GUN OIL® for Men brand. Our target market for our nutritional supplements includes consumers of sexual wellness products.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages:

Brand awareness

Our topical gels, lotions and oils marketed under our “PINK” and “GUN OIL” trademarks, have a solid reputation and have become a recognized brand name in the industry, which we expect will assist us in growing our business over the course of the next few years.

In-house bottling and labeling capabilities

At our facility in Las Vegas, Nevada, we conduct all of our bottling and labeling operations, including for our sample size products, which allows us to control our production operations and the costs associated with such operations.

Experienced Chief Executive Officer

Scott Fraser, our President, Chief Executive Officer and founder, has extensive business and industry experience, including an understanding of changing market trends, consumer needs, and our ability to capitalize on the opportunities resulting from these market changes. Mr. Fraser also has significant experience with respect to key aspects of our operations, including research and development, product design, bottling, and sales and marketing.

Our Strategy

As a recognized brand in the sexual wellness products market, our goal is to increase revenue and improve our profitability by using the following strategies:

Expand our production capacity of our packaging and logistical center

We intend to triple the production capacity of our Las Vegas packaging and logistical center by the end of fiscal 2012.  The increase in our bottling capacity will enable us to fulfill the steadily escalating orders for our current line of topical applications. We expect that our expansion will be completed by the end of fiscal 2012.

Begin selling our products directly to retailers

Currently we only sell our products to wholesalers.  In the future, we intend to sell our products directly to retailers to increase sales and brand awareness.  We are working to obtain a higher Nielsen Rating for our products which we believe will enable us to deal directly with mass retail chain in the U.S. and Canada.

Enhance brand awareness

We believe that continuing to strengthen our brand is critical to our increasing demand for, and achieving widespread acceptance of, our products. We believe a strong brand offers a competitive advantage and we intend to devote additional resources to strategic marketing promotion in order to increase brand awareness and product recognition and heighten customer loyalty. We will continue to exhibit our products at trade shows around the world and devote additional resources into print and radio advertising to promote our brand.

Pursuing acquisitions to broaden our product offerings

We will consider strategic acquisitions that will provide us with a broader range of product offerings.  When evaluating potential acquisition targets, we will consider factors such as market position, growth potential and earnings prospects and strength and experience of management.

Topical Lotion Products

We launched our first topically applied wellness cream in 2003 and have kept all of our subsequent products competitive with unique formulations with premium ingredients and aggressive pricing.  Each product in our current line provides a unique benefit, in response to ongoing feedback from our customers.  Our current line of 12 products is divided between six designed and packaged specifically for women under the PINK® trademark and six designed and packaged specifically for men under the GUN OIL® trademark. Our current products offerings include:

GUN OIL for Men

•	GUN OIL Silicone: Silicone-based interactive lubricant

•	GUN OIL H2O: Water-based interactive lubricant

•	GUN OIL Force Recon: Combination water and silicone interactive lubricant

•	GUN OIL Gel: Gelatinous lubricant for men's personal toys

•	GUN OIL Stroke 29: Self-applied men's personal lubricant

•	GUN OIL Jack Jelly: Self-applied men's personal lubricant in gelatinous form

PINK for Women

•	PINK Silicone: Interactive lubricant with silicone vitamin E and Aloe Vera

•	PINK Water: Water-based interactive lubricant with vitamin E and Aloe Vera

•	Hot PINK: An exothermic massage lubricant

•	PINK Frolic: Women's personal toy lubricant

•	PINK Unity: Gelatinous hybrid lubricant with silicone and water

•	PINK Indulgence Crème: Massage lubricant in a cream format

We also offer products in a “Happy-Pack,” which consists of a box set of our complete product line.  Our current “Happy Pack” is a demonstration case that contains our complete product line we send to potential wholesale buyers.  Although we do not currently sell our Happy-Pack to retail customers, we plan to offer a retail edition for sale and/or promotion to our end consumers.

Nutritional Supplements

In the third quarter of 2011, we entered into the health supplement market with the introduction of four nutritional supplements, two for women under our PINK® for Women brand and two for men under our GUN OIL® for Men brand. These orally-administered supplements are herbal-based formulas related to sexual performance and desire. Our nutritional supplement products include:

•	PINK® Elevate Libido

•	PINK® Elevate Performance

•	GUN OIL® High Caliber Drive

•	GUN OIL® High Caliber Performance

We produce our primary libido enhancement brands, PINK® Elevate and GunOil® High Caliber, in 60-capsule containers, as well as single and double dosage card packs. Single and double dosage packs of this style consist of a carded backing with a clear, pre-formed plastic covering allowing the contents to be visually examined by consumers and are typically offered at checkout counters of convenience stores, supermarkets, and various retail outlets. We sell the supplements through our standard distributor and wholesale channels and directly to individual retail buyers at our online wellness store at www.EmpoweredProducts.com.

We are currently enjoying the benefits of our newly purchased Starview Sealer machine, which is located and used onsite at our Las Vegas, Nevada facility. The machine packages encapsulated pills in blister packs for retail sale. The cost of the machine was $21,800 with an expected Return-On-Investment (ROI) of just 1.5 production runs. The machine was purchased and installed in October 2011. We intend to expand our proprietary line of supplements by targeting the growing number of people socially incapacitated and/or subdued by prescription anti-depressants.

Product Sourcing and Bottling

We contract with independent third-party companies to mix our topical gels, lotions and oils.  The mixed products are then transported to our bottling facility in Las Vegas, Nevada where we bottle and label all of our products.  During the years ended December 31, 2011 and 2010, we purchased all of our mixed lubricant product from two suppliers, Chemsil Silicones, Inc. and Creation's Garden Natural Products, Inc. (“Creation’s Garden”) Although we obtain our lubricant products from only two suppliers, we believe there are various other manufacturers who could mix our products and we believe that other suppliers could provide similar lubricant on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

We currently obtain all of our bottles, disk top caps and pumps for our lotion and gel products from RoundBridge Inc., a company located in China. We obtain our product sleeving and labeling from different third parties for the different sizes and shapes of our bottled lotion products. We do not have long-term agreements with any of our bottle or sleeve suppliers and place orders with such suppliers on an as-needed basis. Although we obtain our bottles from only one supplier, there are many other bottle manufacturers from whom we may purchase bottles for our products.

We currently have one operational bottling line, which we run in two shifts due to the purchase of higher capacity pumps in late 2010.  In June 2011 we began leasing additional manufacturing and storage space in which we currently house a sampling machine and can be used to place another bottling line to increase production capacity as the demand for our product increases.

We do not manufacture our nutritional supplement products. Our supplements are made in bulk by Creation’s Garden and then shipped to our Las Vegas facility for packing by our blister pack machine into sample-dosage cards or placed in our labeled bottles. While we currently obtain our nutritional supplements from one supplier, we believe there are many other manufacturers that can produce our supplement products on comparable terms, however, any change in our supplier could result in delays in shipments of our nutritional supplement products.

We purchase our bottles, sample cards and labels for our supplements through two US-based vendors, Creation’s Garden and Ernest Packaging Solutions.

Sales, Marketing and Promotion

Our supplements and personal lubricants are sold through our in-house sales department to our distributors and wholesalers and directly to our retail consumers through our online Wellness Store. Our sales staff works closely with our wholesale customers so that we can better address customers’ needs and improve the quality and features of our products. Our sales staff works with our wholesale customers and visits retail outlets that sell our products to educate such retailers about our products.  We offer a range of discounts to our wholesale customers of up to 50% off of our standard MSRP prices to encourage large-volume and long-term customers.

Sales to our customers are based primarily on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to predict revenue accurately over the longer term.

Currently our personal lubricant products are sold in chain stores with less than 100 outlets in the United States and/or Canada and in a limited number of outlets of major retail chains in the U.S. and Canada. Our products are sold in Europe in such countries as Iceland, Ireland, the United Kingdom, Portugal, Spain, France, Belgium, the Netherlands, Denmark, Germany, Italy and Russia and in Asia in countries such as China, Hong Kong, Japan, Korea, Singapore, Taiwan, Thailand, Indonesia, Australia and New Zealand.

Gun Oil High Caliber and Pink Elevate nutritional supplements are currently only available through traditional adult market venues, including adult book and video stores, and adult market websites. Gun Oil High Caliber and Pink Elevate are currently only sold in the United States and soon in the United Kingdom. We are researching the introduction of both lines to the convenience store and pharmacy markets as well.

We currently have a Nielsen rating for our Company and are attempting to obtain a higher rating for our Company from the Nielsen Company. The Nielsen Company rates companies based on their ability to produce their full line of products, the levels of inventories the companies can produce and the turnaround times for the fulfillment of orders. These ratings are often used by national retail chains to determine the number of stores and level of shelf space therein to assign to a specific company’s products.  Each product SKU is assigned a rating based on point-of-sale (“POS”) data collected from participating stores.  Based on product ratings, a rating is also generated for the company brand of the products. The Nielsen rating provides retailers with information regarding consumer preferences and purchasing habits, such as brand preference and shelf placement. Retailers can use this information to determine which products to carry in their stores.  Large chain retailers, which include those with over 1,000 outlets in the United States and/or Canada, often require companies to have a minimum retail Nielsen rating before they will carry specific product lines on a large scale basis across their store locations.  Although Nielson ratings vary from time-to-time based on current sales and chain retailer thresholds vary on the minimum Nielson rating required to carry a product, we believe that we would need monthly sales of at least 100,000 per product SKU in order for us to achieve a Nielsen rating high enough for large chain stores to carry some or all of our products.  We hope that we will be able to increase our monthly sales of select product SKUs to achieve a retail Nielsen rating that would permit us to sell those  products to such large chain retailers; however, we cannot assure you when, if at all, we will be able to obtain such a rating. We will have an update on our Nielsen rating after the sell-through numbers are issued on the national Walgreens account to which we started shipping in February 2012. We expect this update before June 2012.

Revenues based on the location of our customers as a percentage of total revenue is set forth below:

	Years Ended December 31,
	2011	2010
North America	86.0%	92.4%
Europe	8.2%	5.9%
Asia	5.8%	1.7%
	100.0%	100.0%

In the future we intend to sell our products directly to wholesalers and directly to consumers through our website. We have started taking and fulfilling orders for all our products from retail customers at our online Wellness Store. The programming for online account management for our wholesalers and distributors is still in progress.

We engage in marketing activities such as attending industry-specific trade shows both domestically and abroad to promote our products and brand names. Our attendance at these trade shows provides us with valuable feedback from our wholesale customers, as well as consumers and retailers, regarding our products and information on emerging industry trends and new customer preferences.  We distribute surveys to our wholesale customers and our end consumers, as well as samples of our products, such as our Happy-Pack, at these tradeshows.  In the future, we will ask our customers to return completed surveys regarding our products in exchange for coupons for our products. We will expand our post-sales surveys and formal focus group campaign going forward.

We also advertise in magazines and through our website to market our products. We believe these activities help in promote our products and brand name among key industry participants.

In the second half of 2011, an independent third party, Mobile Samples America, agreed to place its QuickPouch Pro Vertical Pouching Machine that can bottle sample sizes of our products in our new factory location. The machine can produce approximately 20 packets per minute and needs only a single operator per shift. The machine has decreased our production cost for samples of our PINK® and GunOil® lubricant products from approximately 5.8 cents per unit to approximately 3.5 cents per unit. The location of the sample machine in our facilities has greatly reduced the turn-around time for our procurement of sample-sized products and we are better able to meet the demands of our sales and marketing staff for such sample products. In addition, we will are able to order sample sizes in smaller quantities than we had traditionally been able to order, which has greatly reduced our costs related to our samples. This symbiotic relationship equally benefits Mobile Samples America with steady, expandable return on investment (ROI) and it proves the feasibility of the company's unique business concept of mobilizing specialized sample-producing equipment and specially trained operators into a manufacture's facility to reduce costs and increase quality control of its product samples. As we have identified product sampling to be integral to our marketing strategy, we have entered into an agreement with Mobile Samples America to purchase a monthly minimum order of $5,880 worth of sample products.

Major Customers

During the years ended December 31, 2011 and 2010, no customer accounted for more than 10% of our revenues.

Seasonality

Our business is not seasonal in nature.

Product Liability Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $5.0 million per occurrence, and $6.0 million annual aggregate, along with $4.0 million umbrella coverage for a total of $10,000,000. We also have a casualty insurance policy with a limit of $4,792,000 blanket coverage for building, inventory and business personal property which covers all our locations.

Government Regulation

Most of the lubricants we sell are regulated by the Food and Drug Administration (“FDA”) as “cosmetics,” as defined by the Federal Food, Drug, and Cosmetic (“FDC”) Act. Cosmetic products do not have FDA premarket submission requirements, but they do need to comply with the requirements of the FDC Act, the Fair Packaging and Labeling Act, and the FDA’s implementing regulations. Cosmetic products must also comply with the FDA’s ingredient, quality and labeling requirements and the Federal Trade Commission’s (“FTC”) requirements pertaining to truthful and non-misleading advertising.

We had previously planned to expand our product line to include lubricants that are labeled as “condom safe” or “condom compatible,” however, we have abandoned such plans. The FDA regulates lubricant products that make condom-related claims as “devices,” as defined under the FDC Act. Under the FDC Act, medical devices are categorized by classes- Class I, II, and III. The classification corresponds to the degree of risk associated with the product and the extent of control needed to ensure safety and effectiveness. The FDA regulates lubricants making condom compatibility claims as Class II devices. As such, condom compatible lubricants would require the submission of a 510(k) premarket notification to the FDA and the issuance of a clearance order to be marketed in the United States. Other requirements apply to Class II devices including compliance with the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

In order for the FDA to clear a 510(k) premarket notification, the sponsor must submit information and data demonstrating that the device is “substantially equivalent” to a “predicate” device, which is a device that was either legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or subsequently cleared through the 510(k) premarket notification process. By statute, the FDA is required to review and clear a 510(k) premarket notification within 90 days of the submission. As a practical matter, clearance often takes considerably longer. A Class II device requiring the submission of a 510(k) premarket notification cannot be marketed in the U.S. without first receiving FDA market clearance.

We previously submitted two 510(k) premarket notifications to the FDA in December 2008 to support condom compatible claims for our water-based and silicone-based lubricants, however, FDA approval was not granted. Although previously we intended to update and resubmit our 2008 501(k) filings, we have decided not to resubmit our 501(k) filings.

We believe that our nutritional supplement products qualify as “dietary supplements” covered by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) and will not require FDA approval for their release. While we do not need to obtain FDA approval prior to producing or selling our nutritional supplements, we are responsible for assuring that such supplements are safe prior to marketing such products. The FDA can take action against any of our products that it determines are unsafe after they are marketed. We must also record and report to the FDA any reports of serious adverse side effects associated with our nutritional supplements. We are also responsible for assuring that our label information is truthful and not misleading. The manufacturers of our nutritional supplements must comply with Dietary Supplement Current Good Manufacturing Practices (cGMPS). The FDA may inspect the manufacturing facilities of our nutritional supplements. We do not believe that we will be required to make significant modifications to our facilities in connection with entering the nutritional supplement market because we do not blend or mix products in-house and products are delivered to us from our manufacturers sealed. We do, however, intend to make certain modifications to our facilities to align with GMP protocol, which primarily involve document tracking and amendments to our SOP's.

If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions including public warning letters, fines, injunctions, consent decrees, seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. The FDA or FTC may also disagree with our characterization of one or more of our products as a cosmetic or dietary supplement or question the substantiation for product claims we make. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, product recalls, or more punitive action, all of which could have a material adverse effect on our business and reputation. Even if we are able to maintain compliance with FDA and FTC regulations, such compliance can be time-consuming, costly and uncertain. For example, we spent over three years and $300,000 for an expert to guide us through the approval process for a labeling application with FDA, but no tangible result or decision was attained.

In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure/function claims. During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

We intend to begin selling our nutritional supplements in the United Kingdom during the second quarter of 2012. Our UK-based distributor is not required to have a permit/license or prior approval to sell our nutritional supplements in the United Kingdom

Polarin previously distributed our products from Hong Kong to Australia and New Zealand through its wholly-owned Australian subsidiary, Empowered Products Pty Ltd. (formerly Polarin Pty Ltd.) (“EP Australia”) pursuant to permits issued by Australia and New Zealand. When we acquired the assets of Polarin in the first quarter of 2011, we obtained Polarin’s New Zealand Medsafe Import Permit issued by the New Zealand Medicines and Medical Devices Safety Authority which will allow us to export our products to New Zealand. In addition, EP Australia holds a Certificate of Inclusion of a Medical Device issued by the Therapeutic Goods Administration, Department of Health and Ageing of the Australian Government. We will be required to maintain these permits in order to continue to export products to Australia and New Zealand through EP Asia. We will apply for extensions of such permits prior to their expiration, but cannot guarantee that such permits will be renewed.

Research and Development

For the years ended December 31, 2011 and 2010, we expended $10,141 and $73,459, respectively, in research and development costs.

Trademarks

We use trademarks on all of our products to maintain and enhance our competitiveness.  We believe that having distinctive identifiable trademarks is an important factor in creating a market for our goods and distinguishing our products from those of other companies.  We currently own an aggregate of 84 trademarks for our products registered in the U.S., Australia, Brazil, Canada, China, the European Community, Hong Kong, Iceland, Japan, Mexico, New Zealand, and Taiwan. We consider these trademarks to be of material importance in the operation of our businesses and will protect our trademarks against infringement.

Competition

The markets for the products offered by our company are highly fragmented and are characterized by many of small businesses as well as large multi-national companies. With no significant barriers to enter this market, we believe that competition in the industry will intensify in both the lubricant and herbal supplement industries. We believe that we compete on the basis of the distinctiveness, quality, performance and price of our products, quality of customer service, promotional activities and brand name recognition. Our products are not covered by patents and our competitors could produce copies of our products.

Many of our competitors market topical lubricant products that are well known and trusted by the consumer marketplace, including Johnson & Johnson with its line of K-Y personal lubricants. Our lubricant, oil and gel products also compete with Astroglide® made by Biofilm, Inc. and the Wet® line of products made by Trigg Laboratories, Inc.

While there are many competitors in the herbal supplement market, many of our competitors in the nutritional supplement market are smaller companies. Many manufacturers of nutritional supplements in direct competition with our supplements have been subject to recalls required by the FDA due to the inclusion of prescription ingredients in such supplements, such as Viagra or Cialis. Our main competition in the herbal supplement market include Biotab Nutraceutical, Inc, Phuk, RockHard Laboratories and The Screaming O.

Many of our competitors have significantly greater financial and other resources than we do and have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products and nutritional supplements.

Employees

As of December 31, 2011, we had 14 full time employees and 5 part time employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Where you can find more information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “EMPO.OB”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

If the outside contractors we currently use for bulk production of our lubricant and lotion products and production of our nutritional supplements fail to produce product in the volumes and quality that we require on a timely basis, we may be unable to meet demand for our products and may lose potential revenues.

We currently contract with specially equipped contractors to handle the large-scale mixing of the formulation components in our lubricant and lotion products. We also obtain our nutritional supplements from a third-party manufacturer. These external contractor relationships entail added costs and potential disruption to our finished goods schedule. These third-party contractors may encounter difficulties in production, including problems with quality control, quality assurance testing, shortages of qualified personnel, and compliance with federal, state and or other governmental regulations. Our contractors may not be able to expand capacity or to produce additional product requirements for us in the event that demand for our products increases. There can be no assurance that our contractors will be able to continue purchasing raw materials for our products from current suppliers or any other supplier on terms similar to current terms or at all. If these contractors were to encounter any of these difficulties, or experience any interruption in the availability of certain ingredients or significant increases in the prices paid for such materials, our ability to fulfill orders on a timely basis to our customers would be jeopardized. In the future we intend to add the necessary industrial level mixing equipment to our current bottling facility to mix our own lubricant and lotion products, however, we cannot assure you when and if we will begin to mix such products in-house.

Developing and increasing awareness of our brand is crucial to increasing our customer base and our revenues.

We believe that increasing awareness of our PINK® and GUN OIL® brands will be critical to expanding our customer base and our revenues, especially as we expand our line of product offerings. If we fail to advertise and market our products effectively, we may not succeed in maintaining or increasing awareness of our brands and we may lose customers and our revenues will decline. The delivery of quality products to our customers is also of utmost importance to maintaining and enhancing the reputation of our brand. If our customers do not perceive our products to be of high quality, demand for our products will decline, which could lead to a decline in revenues and an adverse effect on our financial condition.

Our new marketing focus to retail buyers might not be successful and may decrease sales to our wholesale customers.

A component of our overall plan to increase sales, through greater inventory capacity and new product genres, includes direct marketing to the end retail consumers of our products. We began selling our complete product line to retail buyers through our online Wellness Store in December of 2011. Prior to that time, we had not sold any of our products directly to retail customers. We cannot assure you that this new marketing strategy will be successful. In implementing this new strategy, we intend to employ various methods to drive and direct consumer traffic, such as issuing coupons redeemable at preferred online and onsite retail outlets. These methods may cause tension with our wholesale customers that want to control such consumer traffic and cause such customers to retaliate by decreasing their purchase orders with us, which could have a material adverse effect on our business, financial condition, liquidity and operating results.

Our plan to implement new sales and marketing strategies to reduce sales and marketing related costs may not be successful.

Our sales and marketing strategies, which have predominantly focused on trade conventions and extensive travel to onsite visits to wholesale account customers, must become more efficient to increase profit margins.  We plan to implement new sales and marketing strategies to increase sales and lower our costs per new account added and per order attained by using mass-contact methods such as direct mail and online order solicitation from our customer contact management program on our proprietary server. We cannot assure you that these new sales and marketing methods will result in increased sales or decreased costs. This marketing strategy will apply to both of our product lines, personal lubricants and herbal supplements.

If we are unsuccessful in developing an online marketing strategy for our products, our sales may decline and cause an adverse effect on our results of operations.

In the past three operating years, we have observed a gradual decline in the number of onsite adult product stores in the U.S. and within our active wholesale customer database. Although many of these adult trade retail outlets have transformed into online sales venues, we have had to continually update and convert our marketing materials from point-of-purchase displays to online promotional graphics in HTML format. Our marketing strength for our lubricant and lotion products has traditionally been physical, point-of-purchase displays where consumers can physically see and hold our unique product packaging. It is uncertain whether our new online marketing strategy for such products will be as successful as our physical marketing displays. Our failure to implement a successful online marketing strategy may lead to fewer sales of such products and an adverse effect on our results of operations.

Our failure to obtain a favorable Nielsen Rating for our products within our anticipated timeframe, if at all, will may hamper our plans to expand sales of our products to major retail chain stores in North American and Canada.

Although we do currently command shelf space in chain stores with less than 100 outlets and in a limited amount of outlets of major chains in North America, our company has not attained the minimum Nielsen Rating needed for us to have our products carried on a large scale at mass retail chains. Mass retail chains, those with over 1,000 outlets in the United States and/or Canada, most often require a minimum Nielsen Rating to carry a specific product line on a large scale. Obtaining a favorable Nielsen Rating is crucial to our plans to our goal to obtain mass retail-chain shelf space for our products. We have started the process of obtaining the required minimum Nielsen Rating, however, we cannot assure you when, if at all, we will be able to obtain such a rating. Our failure to obtain a Nielsen Rating within our projected timeline could hinder our expansion plans and adversely affect our business and results of operations.

A deterioration in trade relations between U.S. and China could negatively impact our inventory production capacity.

The majority of components for our personal lubricant product line, including bottles, caps and labels, are purchased from manufacturers based in China. Any deterioration in relations between the U.S. and China could adversely affect our ability or continue obtaining such components from our current Chinese suppliers or cause delays in obtaining shipments from such suppliers. Delays in obtaining such items could cause delays in fulfilling orders which could negatively affect our reputation and business. While we have established alternative domestic sources for the components that we currently buy from China, obtaining components from domestic suppliers could increase costs and negatively affect our results of operations.

Our entry into the South America markets continues to be difficult which could negatively impact our expansion plans.

We have been attempting to gain initial shelf space in South America for the past several years without success. The requirements to attain import licenses, such as the "anavisa" program in Brazil, continue to change without clear explanation. We have yet to execute an active distribution agreement with any wholesaler with access to the South American market. Our failure to access the South American market could slow our current expansion plans. We are currently pursuing a distributor relationship in the Free-Trade Zone in Colon, Republic of Panama in order to sell our products throughout Central and South America, however, at this time we do not know the level or extent of interest in our product line among Panama-based distributors. We cannot assure you that we will be successful in executing an agreement with a distributor in Panama or in any country in South America. Our failure to successfully expand into the South American market could hinder our growth plans and business operations.

We intend to increase sales by expanding sales of our products to new international markets. We could incur substantial costs in connection with such expansion and may not be successful in expanding into new markets, which could materially adversely affect our growth and business operations.

We intend to expand sales of our products to new international markets in which we will be come subject to different political, cultural, regulatory, economic, legal and operational risks. We may need to comply with need to overcome regulatory and legal barriers in order to sell our products in such jurisdictions and we cannot assure you we will be able to overcome such barriers. We may incur substantial costs in attempting to expand sales of our products to new international markets or in ensuring that are products are compliant with regulations in such areas, which could negatively affect our results of operations. We cannot assure you that consumers in such new markets will accept or purchase our products or that expanding into these new markets will generate significant revenues.

If the growth rate of the nutritional supplement industry slows, sales of our nutritional supplements could decrease and have a negative impact on our business.

The nutritional supplement industry has been steadily growing over the past few years. Any negative news regarding nutritional supplements, including reported medical problems associated with ingredients in our products or used in other nutritional supplements, could negatively impact demand for our nutritional supplement products. A decrease in demand for our products would negatively affect our sales growth.

Impediments to global shipping lanes can delay crucial deliveries and negatively impact our business, financial condition and results of operations.

Both our receipt of product packaging components and our shipment of finished goods depend heavily on ship cargo container delivery. Past events, such as the British Petroleum oil spill in the Gulf of Mexico in 2010, have caused delays in shipping traffic through the Panama Canal and Mississippi Delta cargo terminals. Although our primary cargo ship deliveries are between Hong Kong and Los Angeles, we experienced shipment delays due to the British Petroleum oil spill and remain vulnerable to future disruptions. Any shipment delays in obtaining our product packaging or shipping our finished products to our customers could negatively impact our business, financial condition and results of operations.

Our planned website upgrades require extensive programming time and may not be completed within our anticipated timeline, which may negatively impact our expansion plans and results of operations.

Through May 2011, our online presence was limited to an online presentation of our product line and basic avenues to contact our company. While we recently launched our retail website, The Wellness Store, where retail customers can purchase our full line of products, we are still in the process of developing an interactive sales and service website through which our wholesale customers can place orders, pay outstanding account balances and request all forms of customer service. We expect to have all online programming upgrades for our wholesale site functioning during 2012. Our failure to launch our wholesale website when anticipated may negatively impact our expansion plans and results of operations.

Our Las Vegas logistical center can be impacted by foul weather which can disrupt our operations.

Our product bottling and order fulfillment shipping operations can be interrupted by abnormal weather conditions in the high desert environment of Las Vegas, Nevada.  In the past, a rare snow storm caused enough roof damage to one of our warehouse facilities to temporary halt personnel and machinery functioning inside.  The occurrence of any future abnormal weather conditions could cause damage to our facility and possible cause us to have to stop or delay operations again.  Although we have insurance to cover damage to our facilities, we may incur expenses relating to such damages, which could have a material adverse effect on our business and results of operations.

We may need to increase production space, machinery and personnel in order to implement our current plan to expand production capacity.

We currently plan to triple our production capacity and increase the scope of our product lines under our two trademarked logos, which required us to lease additional operational space for our logistical center in Las Vegas, Nevada. We purchased additional equipment in 2011 at a cost of approximately $98,000 that has increased the production capacity of our existing bottling line for our lubricant products and allows us to package our nutritional supplement in blister packs in-house. Costs related to obtaining additional equipment to increase and expand our production capacities and increasing our workforce to accompany our increased production may negatively impact our results of operations. Any future needs for additional space, equipment and personnel required to meet our anticipated growth may increase costs and adversely affect our results of operations.

If we cannot install a second bottling plant in a timely manner, we may be unable to increase our bottling capacity as currently planned.

We are currently considering new equipment purchases in 2012 based on new additions to our product line within the next two quarters. We have rented a new facility at which we intend to place our new production line when the need arises. We believe that this additional facility has sufficient power supply for our anticipated future expansion, however we cannot guarantee you that the facility will have a sufficient power supply. In addition, it will take time to prepare the new facility and begin production operations there, which could result in increased costs. If we experience a delay in expanding our facilities, it could lead to delays in fulfilling customer orders, which could hurt our sales, reputation and results of operations.

The adult nature of our products may prevent some companies from doing business with us.

Some companies we seek to provide products and services to us may be concerned that associating with our company due to the adult nature of our products. These companies may be reluctant to enter into or continue business relationships with us. We cannot assure you that we will be able to maintain our existing business relationships with the companies that currently provide services and products to us. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to higher transaction costs. If we are unable to maintain our existing business relationships or enter into business relationships with other product and service providers in the future may materially adversely affect our business, financial condition and results of operations.

We may not be successful in attracting new consumer groups for our new nutritional supplement product line.

The retail consumers of our current topical gels, lotions and oils products are predominately onsite and online customers of adult products stores, independent and chain drugstores and women’s accessory boutiques. The success of our new lines of nutritional supplements will depend upon attracting a consumer following from customers of onsite and online grocery stores and wellness product merchants. The appeal of our new nutritional supplement products to and the recognition of our trademarked logos by these new consumer groups could be less than we currently anticipate.  Our failure to attract new consumers for these products may result in increased costs and cause a material adverse effect on our results of operations.

The success of our new line of nutritional supplements depends on retailer and consumer acceptance of such products.

The nutritional supplement market is highly fragmented and competitive. The success of our new line of supplement products will depend on our ability to market our new products successfully. Market acceptance of such products by retailers and consumers is critical to the success of our new product line. We cannot assure you that consumers and retailers will purchase our products or that demand will increase for such products. Our failure to convince retailers to carry our products and/or consumers to purchase our products may negatively impact our results of operations.

Our current management has no experience in developing and selling nutritional supplements.

From March 2002 through December 2011, the core of our sales revenues has been derived from our line of topically applied gels, lotions and interactive lubricants. Our current management has drawn on this specific product-scope experience in launching products in the nutritional supplement category. No member of our management team has previously been involved in the nutritional supplements industry. We cannot assure you that the sales and marketing strategies employed by our current management and sales staff that have been successful for our traditional product lines will be as effective for our sale of products in these new categories. Any failure to convince consumers to purchase our new nutritional supplements could have a material adverse effect on our business and future prospects.

Our current trademark protections might not translate over to our new nutritional supplement products categories

Our current trademarks cover our product line in category 25 for topical applications in 30 countries under the PINK® and GUN OIL® logos. Our product line expansion into nutritional supplements will qualify under new product categories for trademark protection. We have not yet determined the need and cost for additional trademark registrations for new products under our current logos that may be needed. We plan on expanding our trademark protection in foreign jurisdictions as the host governments approve our supplements for import and our in-country sales justify the process and expenditure. The increased costs associated with any new needed trademark registrations would negatively affect our results of operations.

If we are unable to protect our trademarks, we may not be able to compete as effectively and our business and financial prospects may be harmed.

We believe that our trademarks, in particular PINK® and GUN OIL®, are crucial to our success, growth potential and competitiveness. Our products are currently sold under these trademarks in over 30 countries. There is no assurance that there will not be any infringement of our brand name or other registered trademarks. Should any such infringement occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

We cannot guarantee the protection of our trademark rights and if infringement of trademarks occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

If we are subject to intellectual property litigation, we could incur significant costs and liabilities which could disrupt our business and negatively affect our financial condition and results of operations.

We may be subject to claims of infringement or other violations of intellectual property rights. Whether or not such a claim is valid, receipt of these notices could result in significant costs and diversion of the attention of management from our business operations. To the extent that any claim brought against us against us is successful, we may have to pay monetary damages or discontinue sales of any of our products that are found to be in violation of another party’s rights, which could result in a material adverse effect on our financial condition and results of operations.

Our inexperience in dealing with the Food & Drug Administration (the “FDA”) may harm our ability to offer nutritional supplement products.

Our product expansion into nutritional supplements requires expert guidance with respect to FDA rules and procedures. During a previous labeling application with the FDA to obtain 510-K certification for one of our products, we spent over three years and $300,000 for a selected expert to guide us through the approval process, but no tangible result or decision was obtained. We are no longer pursuing 510-K certification, as it is not required for our current product line and production facilities. We have sought the assistance of an expert in FDA regulations in connection with the introduction of our nutritional supplements to assist us with compliance with FDA and other regulations related to our sale of such products. Obtaining advice and guidance from experts with respect to FDA and other governmental rules and regulations may result in increased costs, which may adversely affect our results of operations.

If we fail to comply with regulations governing the labeling of our products, then our business and operating results may be harmed.

Our products, including our nutritional supplements, are subject to rigorous FDA and other regulatory requirements regarding the types of therapeutic claims we can make regarding our products. If we fail to comply with these regulations, we could be subjected to claims, financial penalties, product recalls or relabeling requirements, which could have a negative effect on our sales and results of operations.

We may be subject to product liability claims from our products, which could result in costly litigation, harm to our reputation, and a material adverse effect on our business and results of operations.

The development and sale of our topical lubrication and nutritional supplement products exposes us to the risk of damages from product liability or other consumer claims. Such claims may arise despite our quality controls, proper testing and instruction for use of our products. In addition, our nutritional supplement products, which are not subject to pre-market regulatory approval in the U.S., may contain ingredients that cause adverse reactions in people that ingest such supplements. As a marketer and seller of nutritional supplements, we may be subject to various product liability claims, including claims that our supplements contain contaminants or do no include adequate warnings regarding side effects and interactions with out substances. If a product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in breaches of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.  Any product liability claims related to our products harm our reputation, which could cause a decrease in sales of our products and negative effect on our business operations. Although we have obtained product liability insurance as well as certificates of insurance from our suppliers of lubricant and herbal supplements that name us as an additional insured, we may not be able to obtain sufficient amounts from our insurance policies to cover a product liability claim. Any reduction in revenues due to or substantial costs related to product liability claims would materially adversely affect our business and results of operations.

We will be subject to competition from numerous companies, including a number of multi-national companies that have significantly greater financial and other resources.

The sexual wellness and nutritional supplement industries are highly competitive and very fragmented. With no significant barriers to enter these markets, we believe that competition in these industries will intensify. We compete with hundreds of large and small companies, including large multi-national companies in the topical lubricant and gel market, such as Johnson & Johnson, the maker the most recognized personal lubricant product, K-Y Jelly, and numerous other multi-national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products and nutritional supplements. Any delays in our development or release of new products in response to changing customer preferences could materially adversely affect our operating results and financial condition. Our existing competitors and future potential competitors may develop or market products that will be more accepted in the marketplace than our products. Competition in the sexual wellness business is based on product price, product quality of the products, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. We cannot assure you that we will have the resources to compete successfully with our competitors.

The implantation of new regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the U.S. and other jurisdictions to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on the marking and sale of such products.  For example, in the U.S., there has been a push to increase the FDA’s regulatory authority of nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  Currently our nutritional supplement products are not subject to pre-market FDA approval. If regulations are adopted to require pre-market approval supplements or ingredients, our sale and release of new nutritional supplements cold be delayed or inhibited. The adoption of similar laws in other countries in which we intend to expand sales of our nutritional supplements could also harm our business. The FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) in December 2009. The Guides state that advertisements that feature a consumer and his or her atypical experience with a product must clearly disclose the results that consumers generally can expect with such product. In addition, the Guides require disclosure of any material connections between an endorser and the company whose products he or she is endorsing. If we or fail to comply with the Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing strategy.

Our or our third-party manufacturers’ failure to comply with good manufacturing practices could harm our business operations.

All manufacturers and suppliers of nutritional supplements must comply with applicable current good manufacturing practice, or cGMP, regulations for the manufacture of our nutritional supplement products, which are enforced by the FDA through its facilities inspection program. The FDA may conduct inspections of our third party manufacturers to assure they are in compliance with such regulations. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Our manufacturers may be unable to comply with these cGMP requirements and with other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any quantities supplied is compromised due to a third party manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to successfully sell our products. We cannot assure you that our third-party manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws and regulations, including cGMP requirements.

We may need additional capital to implement our current business strategy, which may not be available to us.

We currently depend on net revenues and borrowings under our line of credit to meet our short-term cash requirements.  In order to grow revenues and sustain profitability, we will need additional capital.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in the marketplace and adversely affect our financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

We rely heavily on the founder of EP Nevada, Scott Fraser, our current President and Chief Executive Officer.  The loss of his services would have a material adverse effect upon the Company and its business and prospects.

Our success depends, to a significant extent, upon the continued services of Scott Fraser, who is the founder of EP Nevada and our current President and Chief Executive Officer. Mr. Fraser is not subject to any agreement that prevents him from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Mr. Fraser or any key employees that would prohibit them from joining our competitors or forming competing companies. If Mr. Fraser or any key employee resigns to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded our operations since our inception and will endeavor to further expand our operations in the future with our current plans to triple our output capacity at our bottling facility.  Any additional significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, sales and marketing and other purposes.  During any growth, we may face problems related to our operational and financial systems and controls, including quality control and customer service capacities.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, to increase our output capacity and to hire additional employees.  For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls.  Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.  We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. Current market conditions could impair our ability to raise additional capital when needed for our operations and planned expansion. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which could result in share-based compensation expenses and, therefore, reduce net income.

We may adopt an equity incentive plan under which we may grant equity awards to qualified employees, directors and service providers. Under current accounting rules, we would be required to recognize share-based compensation as a compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges. The additional expenses associated with share-based compensation may reduce the attractiveness of issuing equity awards under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

Our charter documents may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 5,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Our articles of incorporation and bylaws also contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the articles of incorporation and bylaws, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with its Board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no liquid market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) and OTCQB under the symbol “EMPO.OB” and the trading volume has been low. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market and NYSE Amex. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market and NYSE Amex. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original purchase price or at any price. We cannot predict how actively our shares will trade on the OTCBB and OTCQB or whether the price of our shares in the public market will reflect our financial performance.

The market price and trading volume of shares of our common stock may be volatile.

Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “EMPO.OB”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The former shareholder of EP Nevada may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of April 12, 2012, 1% of our issued and outstanding shares of common stock was approximately 623,889 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Members of our management team have significant influence over us.

Mr. Fraser, our President, Chief Executive Officer and Chairman of the Board, owns approximately 64.1% of our outstanding common stock.  Mr. Fraser has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Mr. Fraser may also have the power to prevent or cause a change in control.  In addition, without the consent of Mr. Fraser, we could be prevented from entering into transactions that could be beneficial to us.  The interests of Mr. Fraser may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Merger.

On June 30, 2011, we entered into a Merger Agreement with Acquisition Sub, Name Change Merger Sub, and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, we exchanged each outstanding share of EP Nevada common stock for 4 shares of our common stock.  As a result of the Merger, EP Nevada became our wholly-owned subsidiary and our operations became that of EP Nevada.

We may not realize the benefits that we hoped to receive as a result of the Merger, which include:

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Merger will be realized with respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC. Our management and other personnel will need to devote a substantial amount of time and resources in complying with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We began complying with these rules in 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”), once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

We rent approximately 11,000 square feet of office and manufacturing space at our headquarters located at 3367 West Oquendo Road, Las Vegas, Nevada 89118 from an affiliate that is controlled by Scott Fraser, our Chief Executive Officer, under a triple net lease expiring on March 1, 2014. Monthly base rent under the lease is $7,000. We do not expect to experience any difficulties in renewing our leases, or finding additional or replacement office and warehouse space, at their current or more favorable rates.

In June 2011, we entered into a lease agreement to lease approximately 3,800 square feet of additional manufacturing facility space at 3375 W. Oquendo Road in Las Vegas, which is located next to our existing manufacturing facilities. Pursuant to the lease, which expires on May 31, 2013, our annual rent is $48,000, which is payable in equal monthly installments. Pursuant to the lease, we were also granted an option to purchase the leased premises for $608,000, which we may exercise at any time until the expiration date of the lease.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Our facilities are adequate and suitable for our current needs though additional space may be required for our current expansion plans.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings outside of the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “EPMO.OB”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Shares of our common stock did not begin trading until the quarter ended September 30, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter since the Company’s stock began trading. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
December 31, 2011	$1.25	$1.15
September 30, 2011	$1.25	$1.00

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our financial position and results of operations;

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;

•	Announcements of innovations or new products by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

Stockholders

As of April 12, 2012 we had 14 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We did not pay cash dividends in the years ended December 31, 2011 or 2010.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc.

Equity Compensation Plan Information

We do not have an equity compensation plan.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through EP Nevada, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general. We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings. Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked lubricant and lotion products are currently sold in 30 countries through more than 2,700 retail outlets. We also offer a line of nutritional supplements under our PINK® for Women and GUN OIL® for Men trademarks, which are currently sold in the U.S. and the United Kingdom.

Recent Events

On June 30, 2011, we completed merger transaction pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, we changed our name to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of our common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 of our shares of common stock. Immediately after the closing of the Merger, the Private Placement and the Share Cancellation, each as described below, we had 62,388,856 shares of common stock, no shares of preferred stock, no options and warrants to purchase 2,000,000 shares of our common stock issued and outstanding.

Pursuant to a Share Repurchase and Cancellation Agreement dated June 30, 2011 (the “Repurchase Agreement”) by and between the Company, OT Filings, Inc. and Suzanne Fischer, we repurchased 223,370,000 shares of our common stock (the “Repurchased Shares”) from Suzanne Fischer for a repurchase price of $50,000 and all of the issued and outstanding shares of OT Filings.  Upon the repurchase, all of the Repurchased Shares were cancelled and the repurchase price of $5,000 was recorded as an expense in the period. The remaining $45,000 was paid out of OT Filings cash on-hand prior to the transfer of operating assets and liabilities of the pre-merged OT Filings to Suzanne Fischer.

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

In June 2011 we entered into a new 24-month lease agreement for a new manufacturing facility adjacent our current facility 24 month lease.  Rental expenses under the lease total $4,000 per month.  We were also granted a purchase option to purchase the new facility at any time during the term of the lease for $608,000.

In March 2011, EP Asia acquired substantially all of the assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  The purchase price for the Polarin assets was approximately $59,000, which was derived by EP Nevada canceling certain accounts payable owed by Polarin to EP Nevada in exchange for assets assumed.

Results of Operations

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Years Ended December 31,
	2011		2010
	(in thousands)
Revenues	$2,985	100.0%	$2,928	100.0%
Cost of revenue	1,765	59.1%	1,616	55.2%
Gross profit	1,220	40.9%	1,312	44.8%

Selling and distribution	1,054	35.3%	504	17.2%
Research and development	10	*	74	2.5%
General and administrative	1,162	38.9%	696	23.8%

Income (loss) from operations	(1,006)	33.7%	38	1.3%

Interest income	1	*	2	*
Interest expense	(21)	*	(22)	*

Net income (loss)	$(1,026)	34.4%	$18	0.6%

* Less than 0.1%.

Years Ended December 31, 2011 and 2010

Revenue. Revenues for the year ended December 31, 2011 were approximately $3.0 million, compared to revenues of approximately $2.9 million in the comparable period in 2010, an increase of 2.0%.  The increase was primarily the result of increased product offerings and increased sales in Europe and the Pacific Rim. Herbal supplements accounted for approximately 2.0 % of total sales in fiscal 2011.

Cost of revenue. Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the year ended December 31, 2011 was approximately $1.8 million as compared to approximately $1.6 million in the comparable period in 2010, a 9.2% increase.  The increase in cost of revenues was primarily the result of a slight increase in sales as well as increased labor costs. Our increase in costs were not accompanied by sales price increases until the first quarter of 2012.

Gross profit. In the year ended December 31, 2011, our gross profit decreased to approximately $1.2 million, from approximately $1.3 million in the year ended December 31, 2010. During the same period, our gross profit margin decreased to 40.9%, down from 44.8% in the previous year.  This decrease in our gross profit margin is mainly due to increased labor costs.

Selling and distribution expenses. Selling and distribution expenses for the year ended December 31, 2011 were approximately $1.1 million, or 35.3% of revenues, which increased from selling and distribution expenses of approximately $0.5 million, or 17.2% of revenues, for the comparable period in 2010. The increase in selling and distribution expenses was mainly due to the expense of mail marketing campaigns, increased trade show presence and web site development and maintenance. We expect that selling and distribution expenses will decrease in the future as we reduce our development costs, refine out sales model and more specifically target our sales efforts.

Research and development expenses. Research and development expenses for the year ended December 31, 2011 were $10,141 compared to $73,459 for the year ended December 31, 2010, a decrease of $63,359.  The decrease in research and development expenses was mainly the result of suspending our efforts to obtain FDA certification of our lubricant as “condom safe”.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 were approximately $1.2 million, or 38.9% of revenues, compared to approximately $0.7 million, or 23.8% of revenues, for the year ended December 31, 2010, an increase of $0.5 million.  The increase was due primarily to the costs associated with operating as a publicly traded company. We expect that our general and administrative expenses will decrease as a percentage of sales and come more properly in line with revenues as our sales volume increases.

Income taxes. No expense or benefit from income taxes was recorded in the years ended December 31, 2011 or 2010 due to the net operating loss in 2011 and the utilization of net operating loss carry-forwards in 2010.

Net income. We had net loss of approximately $1.0 million for the year ended December 31, 2011 compared with net income of $17,600 for the year ended December 31, 2010. The net loss was primarily due to an increase in selling & distribution expenses and the costs associated with operating as a publicly traded company.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $863,800 as of December 31, 2011, as compared to approximately $28,900 as of December 31, 2010.

We have generally financed our operations through contributions from our majority stockholder, sales of equity securities, and borrowings under a line of credit.  We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of December 31, 2011, we had borrowings of $468,500 outstanding under this line of credit.  Our President and Chief Executive Officer personally guarantees our borrowings under the line of credit.

On May 31, 2011, we borrowed $500,000 from an independent third-party, New Kaiser Limited.  Pursuant to the senior secured promissory note, such loan was guaranteed by all of our assets.  The purpose of the loan was to provide for additional liquidity for our operations prior to the Merger.  Upon the closing of the Private Placement, in which New Kaiser Limited was the sole investor, the note was converted into 500,000 shares of the Company’s common stock by New Kaiser Limited pursuant to the terms of the subscription agreement along with the purchase of 1,500,000 shares of common stock for $1.5 million.

For the year ended December 31, 2011, net cash used in operating activities was $1,065,600, as compared to net cash used in operating activities of $77,900 for the comparable period in 2010. The increase in net cash used in operating activities is primarily attributable to the loss sustained during the year, of which some of the costs incurred were a direct result of our becoming a public company in June 2011. Other factors contributing to the increase were increases in inventory and prepaids, which were partially offset by borrowings on accounts payable and non-cash items.

Net cash used in investing activities was approximately $170,000 for the year ended December 31, 2011 compared to approximately $58,800 for the comparable period in 2010. The increase of cash used in investing activities was primarily attributable to fees for trademarks and purchases of equipment.

Net cash provided by financing activities was approximately $2.1 million for the year ended December 31, 2011 as compared to net cash provided by financing activities of approximately $0.2 million for the comparable period in 2010. The increase in net cash provided by financing activities is primarily attributable to proceeds from the private placement of common stock.

For the years ended December 31, 2011 and 2010, our inventory turnover was 2.9 and 3.7 times, respectively. The average days outstanding of our accounts receivable as of December 31, 2011 was 50 days, as compared to 53 days as of December 31, 2010.

In 2011, we have spent approximately $125,000 on upgrades to our bottling equipment, the purchase of our Starview Sealer machine for packaging our herbal supplements and a server upgrade. Purchases of additional equipment will be based on demand.

Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, should provide sufficient funds to finance our operations for the next twelve months. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through December 31, 2011, the Company made purchases of approximately $29,400 under the purchase obligation.

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

While our significant accounting policies are more fully described in Note 3 to our audited financial statements included beginning on page F-1 of this Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue recognition

We recognize revenue when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable, have been satisfied. Returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment, volume discounts and returns. We estimate that these discounts and returns will approximate 2% of gross revenues and the costs are accrued accordingly.  We participate in various promotional activities in conjunction with our retailers and wholesalers, primarily through the use of discounts.  The allowances for sales returns are established based on our estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. No allowance was necessary at December 31, 2011 and 2010.

Recent accounting pronouncements

See Note 6 to our consolidated financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are internal controls and other internal audit procedures that are designed and adopted by management to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include, without limitation, internal controls and internal audit procedures designed to ensure that all necessary information required to be disclosed by the Company in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Controller, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weakness.

The Company does not have an adequate number of independent board members nor an independent audit committee which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management believes that the appointment of one or more independent directors will remedy the lack of a functioning audit committee and a lack of a majority of independent directs on the Company’s board. Management believes the appointment of independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future. As our operations and business grow, the Company intends to add independent directors.

c) Changes in Internal Control over Financial Reporting

The Company has made no changes in its internal controls during its fourth quarter or in other factors that could significantly affect  the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Scott Fraser	46	President, Chief Executive Officer and Chairman of the Board
Suzanne Fischer	33	Director and Secretary

Background of Officers and Directors

The following is a brief summary of the background of each director and executive officer of the Company:

Scott Fraser. Mr. Fraser has served as the President, Chief Executive Officer, and Chairman of the Board of Empowered Products, Inc. since the closing of the Merger on June 30, 2011. He has served as the President, Treasurer, Secretary and sole Director of EP Nevada since March 2004. Since October 1999, Mr. Fraser has also served as the President of Contrarian Press, LLC. Mr. Fraser received a bachelor’s degree in Speech Communication from San Diego State University in 1988. Mr. Fraser, as the founder of EP Nevada in 2002, has extensive knowledge of our business operations which qualifies him to serve on our board of directors.

Suzanne Fischer. Ms. Fischer served as the Chief Executive Officer, President, Chief Financial Officer, and Secretary of the Company from July 2009 to June 2011. Ms. Fischer has served as a director of the Company since July 2009. Ms. Fischer has served as a financial analyst for Quest Diagnostics, a provider of diagnostic testing, information and services that patients and doctors need to make healthcare decisions since 2007. From January 2008 to April 2008, Ms. Fischer was the sole officer and director of WestCoast Golf Experiences, Inc., a public company that was quoted on the OTCBB. From 1999 to 2006, Ms. Fischer was the assistant manager of operations at Mayan, Inc., where she reconciled cash accounts of all employees, planned and conducted the quarterly and annual physical inventory counts and developed and implemented internal controls to reduce employee theft. Ms. Fischer earned her Bachelor of Science degree in accountancy from California State University, Northridge in May 2008. Ms. Fischer is not an officer or director of any other reporting company. Ms. Fischer’s prior service as a director of a publicly reporting company qualifies her to serve as a member of our board of directors.

Family Relationships

There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

In September 2003, Mr. Fraser consented, without admitting or denying liability, to the entry of an administrative order by the SEC in which he agreed to cease and desist from committing or causing any violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations made in advertisements soliciting subscriptions to an investment newsletter publication

Other than as disclosed above, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Board of Directors and Committees and Director Independence

Neither of directors are considered independent directors under Section 803A(2) of the NYSE Amex Company Guide, even though such definition does not currently apply to us because we are not listed on the NYSE Amex.

Nominating Committee

Our board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that the board of directors believes best suit our needs.

Compensation Committee

The board of directors does not have a compensation committee.

Audit Committee and Audit Committee Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors.

Code of Business Conduct and Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to our predecessor and EP Nevada for the two fiscal years ended December 31, 2011 of the principal executive officer, in addition to our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Scott Fraser	2011	109,901	-	-	109,901
President, Chief Executive	2010	10,500	-	-	10,500
Officer and Chairman of the Board

Suzanne Fischer (1)	2011	-	-	-	-
Former President, Chief	2010	-	-	-	-
Executive Officer, Chief Financial Officer

 (1) Upon the close of the Merger on June 30, 2011, Ms. Fischer resigned as the President, Chief Executive Officer and Chief Financial Officer of the Company.  She remains the Company’s secretary.

Outstanding Equity Awards at 2011 Fiscal Year End

There were no outstanding equity awards in 2011.

Employment Agreements

We have no employment agreements with any of our executive officers, however, we have paid our President and Chief Executive Officer an annual salary of $185,000 beginning upon the closing of the Merger.

Equity Compensation Plan.

We do not have any securities authorized for issuance under any equity compensation plan.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by members of board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Suzanne Fischer	-	-	-	-	-	-	-
Scott Fraser	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock as of April 12, 2012, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 12, 2012, excludes 2,000,000 shares of common stock underlying outstanding warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Empowered Products, Inc. 3367 West Oquendo Road, Las Vegas, Nevada 89118.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class (1)

Directors and Executive Officers

Scott Fraser	President, Chief Executive Officer and Chairman of the Board	40,000,000		64.1%

Suzanne Fischer	Director and Secretary	150,000		0.2%

Officers and Directors as a Group (total of 2 persons)		40,150,000		64.4%

5% or More Owners

New Kaiser Limited		4,000,000	(2)	6.2%

(1)	Each stockholder’s percentage of ownership in the above table is based upon 62,388,856 shares of the Company’s common stock outstanding as of April 12, 2012.

(2)	Includes warrants to purchase 2,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Empowered Products, Inc.

Empowered Products, Inc. and its subsidiary, EP Nevada, have interlocking executive and director positions with us. Scott Fraser, a director and the President and Chief Executive Officer of our company, is also the sole director and officer of EP Nevada.

Merger

Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of our common stock. As a result of the Merger, the sole stockholder of EP Nevada, Scott Fraser, received 40,000,000 of our shares of common stock, or 64.1% of our issued and outstanding common stock. Immediately after the closing of the Merger, the Share Cancellation and the Private Placement, we had 62,388,856 shares of common stock, no shares of preferred stock, no options and warrants to purchase 2,000,000 shares of our common stock outstanding.

Based on a per share offering price of $1.00, which is the price per share at which shares of our common stock were sold in the Private Placement, the 40,000,000 shares received by Mr. Fraser had an implied monetary value of approximately $40.0 million. The implied monetary value of the shares received by Mr. Fraser was calculated based on the $1.00 per share offering price of the shares sold in the Private Placement, without regard to liquidity, marketability, or legal or resale restrictions; accordingly, such amount should not be considered as an indication of the fair value of the shares Mr. Fraser received in the Merger.

The Merger resulted in a change in control of our company from Suzanne Fischer to the former sole stockholder of EP Nevada, Scott Fraser. In connection with the change in control, Mr. Fraser was appointed Chairman of the Board of our Board of Directors and elected as the President and Chief Executive Officer of the Company effective as of the date of the closing of the Merger. Ms. Fischer, an officer and director of the Company prior to the consummation of the Merger, resigned from all officer positions at the time the Merger was consummated, except her position as Secretary, and continues as a member of the Board of Directors.

Lease with Affiliated Party

We rent 11,000 square feet of office and manufacturing space from an affiliate that is controlled by Scott Fraser, our Chief Executive Officer, under a triple net lease expiring on February 28, 2014. Monthly base rent under the lease is $7,000.

Share Repurchase and Cancellation

Pursuant to a Share Repurchase and Cancellation Agreement dated June 30, 2011 (the “Repurchase Agreement”) by and between the Company, OT Filings, Inc. and Suzanne Fischer, the Company repurchased 223,370,000 shares of its common stock (the “Repurchased Shares”) from Suzanne Fischer for a repurchase price of $50,000 and all of the issued and outstanding shares of OT Filings.  Upon the repurchase, the Company cancelled all of the Repurchased Shares.

Investor Relations/Sales & Marketing Services Agreement

In July 2011, we entered into an Investor Relations/Sales and Marketing Services Agreement (“IR & Sales Agreement”) with Contrarian Press, LLC, a company wholly-owned by Scott Fraser, our President and Chief Executive Officer and majority stockholder. The term of the agreement is one year, unless terminated either by either party on a material breach by the other party that is not cured by the breaching partying within 14 days after receiving written notice of the breach by the non-breaching party. Pursuant to the IR & Sales Agreement, Contrarian Press provides advise and counsel to our officers and employees concerning our stockholder and consumer base and feedback received from our stockholders and consumers. Pursuant to the agreement, we will pay Contrarian Press a 10% commission on all sales generated from our online Wellness Store. We will also pay Contrarian Press a 10% commission on any initial sale that it makes to a wholesale account; Contrarian Press will then turn the wholesale account over to us after the initial sale for management by our sales representatives. We will also pay Contrarian Press a monthly consulting and service fee of $14,500 and reimburse Contrarian Press for certain expenses it incurs while performing its obligations under the agreement. In 2011, we paid Contrarian Press an aggregate of $194,692 pursuant to the IR & Sales Agreement.

Guarantee by President and Chief Executive Officer

Our President and Chief Executive Officer, Scott Fraser, personally guarantees our line of credit with Wells Fargo Bank.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. We expect our board to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by PKF Certified Public Accountants (“PKF”) for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by PKF during those periods.

	Year ended December 31,
	2011	2010

Audit Fees(1)	$102,652	$-
Audit-Related Fees	-	-
Tax Fees	4,400	-
All Other Fees	-	-
Total	$107,052	$-

(1) These are fees for professional services performed by PKF for the audit of our annual financial statements for 2009 and 2010 and review of our quarterly reports for 2010 and 2011.

Pre-Approval Policy

The Company’s board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The board of directors pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas on April 12, 2012.

Empowered Products, Inc.
(Registrant)

Dated: April 12, 2012	/s/ Scott Fraser
By: Scott Fraser
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	April 12, 2012
/s/ Scott Fraser	Chairman of the Board
By: Scott Fraser	(Principal Executive Officer)

/s/ Kurt Weber	Controller	April 12, 2012
By: Kurt Weber	(Principal Financial and Accounting Officer)

/s/ Suzanne Fischer	Director	April 12, 2012
By: Suzanne Fischer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated as of June 30, 2011 by and among the Empowered Products, Inc., EPI Acquisition Corp., EPI Name Change Corp. and Empowered Products Nevada, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
2.2*	Asset Purchase Agreement dated March 31, 2011 by and among Empowered Products Nevada, Inc., Empowered Products Asia Limited and Polarin Limited (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 13, 2011).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.4	Articles of Merger (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.1	Warrant issued to New Kaiser Limited dated July 7, 2011 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.2	Business Lending Confirmation for Line of Credit dated February 9, 2011 by and between for Empowered Products Nevada, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.1	Assignment and Assumption Agreement dated as of June 30, 2011 by and between the registrant and OT Filings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.2	Share Repurchase and Cancellation Agreement dated as of June 30, 2011 by and among the registrant, OT Filings, Inc. and Suzanne Fischer (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.3	Promissory Note made by Empowered Products Nevada, Inc. in favor of New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.4	Security Agreement by and between the Empowered Products Nevada, Inc. and New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.5	Subscription Agreement dated June 30, 2011 by and between Empowered Products, Inc, and New Kaiser Limited (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6	Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B5 (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.7	Commercial Lease Agreement dated March 1, 2010 by and between Empowered Products Nevada, Inc., and EGA Research LLC (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.8	Investor Relations/Sales & Marketing Services Agreement dated as of July 1, 2011 by and between the registrant and Contrarian Press, LLC.
10.9	Agreement for Manufacture and Sale of Goods dated as of August 1, 2011 by and between the registrant and Mobile Samples America Corp.
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.

** This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMPOWERED PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Empowered Products, Inc.

We have audited the accompanying consolidated balance sheets of Empowered Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empowered Products, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
April 12, 2012	PKF
San Diego California	Certified Public Accountants
A Professional Corporation

Empowered Products, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$863,766	$28,943
Restricted cash	561,411	560,911
Accounts receivable, less allowance for doubtful
accounts of $49,000 in 2011 and $106,362 in 2010	346,332	465,805
Inventory	767,755	448,968
Prepaid and other current assets	161,344	48,983
Total current assets	2,700,608	1,553,610

Plant and equipment, net	287,793	218,224
Trademarks and other intangibles, net	518,475	462,468
Other assets	5,660	5,267
Total assets	$3,512,536	$2,239,569

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$468,521	$450,846
Accounts payable and other accrued expenses	426,240	197,409
Total current liabilities	894,761	648,255

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,388,856 and 243,758,856 shares issued and outstanding at December 31, 2011 and 2010, respectively	62,389	243,759
Additional paid-in capital	6,089,899	3,855,793
Accumulated deficit	(3,534,513)	(2,508,238)
Total stockholders' equity	2,617,775	1,591,314
Total liabilities and stockholders' equity	$3,512,536	$2,239,569

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenue	$2,985,015	$2,927,653

Cost of revenue	1,765,124	1,616,484
Gross profit	1,219,891	1,311,169

Selling and distribution	1,054,305	504,457
Research and development	10,141	73,459
General and administrative	1,161,532	695,582

Income (loss) from operations	(1,006,087)	37,671

Interest income	500	2,340
Interest expense	(20,688)	(22,410)

Net income (loss)	$(1,026,275)	$17,601

Earnings (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares
outstanding for basic and diluted	152,290,144	243,758,856

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional		Total
	Number		Paid-In	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	243,758,856	$243,759	$3,653,802	$(2,525,839)	$1,371,722

Capital contributions	-	-	201,991	-	201,991

Net income	-	-	-	17,601	17,601

Balance, December 31, 2010	243,758,856	243,759	3,855,793	(2,508,238)	1,591,314

Recapitalization	40,000,000	40,000	(40,000)	-	-

Repurchase and cancellation of shares	(223,370,000)	(223,370)	223,370	-	-

Issuance of common stock	1,500,000	1,500	1,498,500	-	1,500,000

Issuance of common stock in exchange for note payable	500,000	500	499,500	-	500,000

Capital contributions	-	-	52,736	-	52,736

Net loss	-	-	-	(1,026,275)	(1,026,275)

Balance, December 31, 2011	62,388,856	$62,389	$6,089,899	$(3,534,513)	$2,617,775

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows used in operating activities:
Net income (loss)	$(1,026,275)	$17,601
Adjustments to reconcile net income (loss) to cash flows
used in operating activities:
Depreciation and amortization	57,835	47,026
Provision for doubtful accounts	37,883	2,940
Loss on disposal of assets	-	687
Changes in assets and liabilities:
(Increase) in restricted cash	(500)	(2,340)
Decrease (increase) in accounts receivable	36,421	(90,375)
(Increase) in inventory	(290,626)	(30,038)
(Increase) in prepaid and other current assets	(108,886)	(38,540)
(Increase) decrease in other assets	(293)	465
Increase in accounts payable and other accrued expenses	228,831	14,634
Cash flows used in operating activities	(1,065,610)	(77,940)

Cash flows used in investing activities:
Purchases of plant and equipment	(125,379)	(19,555)
Payment of fees for trademarks	(44,599)	(41,038)
Proceeds from sale of equipment	-	1,797
Cash flows used in investing activities	(169,978)	(58,796)

Cash flows provided by financing activities:
Outstanding checks in excess of bank balance	-	(22,284)
Note payable proceeds	500,000	-
Capital contributions	52,736	189,542
Proceeds from private placement of common stock	1,500,000	-
Line of credit draws (repayments), net	17,675	(2,271)
Cash flows provided by financing activities	2,070,411	164,987

Net increase in cash and cash equivalents	834,823	28,251

Cash and cash equivalents at the beginning of the year	28,943	692

Cash and cash equivalents at the end of the year	$863,766	$28,943

See Notes to Consolidated Financial Statements.

EMPOWERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Note 1. Nature of Operations

Empowered Products, Inc. and Subsidiaries (“the Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia. All of its business has been categorized as one segment.

Note 2. Reorganization

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and EP Nevada, pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. All share and earnings per share info has been retroactively adjusted to reflect the 44-to-1 forward stock split. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock. Immediately after the closing of the Merger, the Private Placement (see Note 11) and the Share Cancellation (as described below) the Company had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

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

Note 3. Basis of Presentation and Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Polarin Pty Ltd. All intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the years ended December 31, 2011 and 2010 approximated $60,000 and $88,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

Sales tax

Sales tax collected from customers and remitted to various government agencies is on a net basis (excluded from revenues) in the statements of operations.

Cost of revenue

Cost of revenue includes the cost of raw materials, packaging, inbound freight, direct labor, manufacturing facility costs, and depreciation. Other overhead costs, including purchasing, receiving, quality control, and warehousing are classified as selling and distribution or general and administrative expenses.

At times the Company provides free products to its customers. These free products are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-50 Revenue Recognition-Customer Payments and Incentives and the cost of the product is recognized in cost of revenue.

Shipping and delivery costs

Expenses for shipping and delivery of products sold to customers are billed to and collected from customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of revenue if incurred by the Company.

Research and development

Research and development expenditures are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2011 and 2010, the Company incurred approximately $182,194 and $39,051, respectively, in advertising and company marketing expenses.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740, Accounting for Income Taxes (“ASC 740”). ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at December 31, 2011 and 2010.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenues and expenses. Such estimates primarily relate to the collectability of accounts receivable, provision for sales returns and allowances, inventory obsolescence, useful life of plant and equipment and the valuation of warrants. Actual results could vary from the estimates that were used.

Fair value of financial instruments

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts receivable, line of credit, and accounts payable. The recorded values of cash and cash equivalents, restricted cash, accounts receivable, line of credit and accounts payable approximate their fair values based on their short-term nature.

Cash and cash equivalents

For the purpose of reporting cash flows, the Company has defined cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.

Restricted cash

Included in restricted cash is a certificate of deposit securing the Company’s line of credit.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $87,000 and $11,000 at December 31, 2011 and 2010, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. Management concluded that no allowance was necessary at December 31, 2011 and 2010.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributed to trademarks at December 31, 2011 and 2010 was approximately $507,000 and $462,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. At December 31, 2011, other intangibles, in the amount of approximately $11,000, consist of a customer list which is being amortized on straight-line basis over next four years.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At December 31, 2011 and 2010, no impairment losses were recorded.

Compensated absences

Employees of the Company are entitled to paid vacation and paid sick days depending on job classification, length of service, and other factors. At December 31, 2011 and 2010 approximately $15,000 and $0 is included in accounts payable and other accrued expenses for accrued compensated absences.

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

	Years Ended December 31,
	2011	2010

Net income (loss) available to common shares	$(1,026,275)	$17,601

Basic:
Weighted average shares	152,290,144	243,758,856

Diluted:
Weighted average shares, basic	152,290,144	243,758,856
Dilutive effect of warrants	-	-
Weighted average shares, diluted	152,290,144	243,758,856

Basic earnings per share	$(0.01)	$0.00
Diluted earnings per share	$(0.01)	$0.00

Weighted average anti-dilutive shares excluded from diluted EPS	969,863	-

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
$58,564

The Company accounted for this acquisition as a business combination and allocated the total consideration based on their fair values. Of the total, $11,408 is included in trademarks and other intangibles, net at December 31, 2011 for the customer list, which the Company has determined has an estimated life of five years, with annual amortization of approximately $2,700 and will be tested for impairment at least annually or when circumstances change which may trigger impairment.

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

Note 7. Concentrations of Credit Risk

The Company maintains its cash balances, including restricted cash, at a single financial institution. The balance may at times exceed insured limits.

There were no revenues earned from any single customer in excess of 10% of revenue for the years ended December 31, 2011 and 2010. However, at December 31, 2011 and 2010, approximately 28% and 44%, respectively, of accounts receivable was due from two different customers. The Company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral. The Company does not believe that its customers’ credit risk represents a material risk of loss to the Company.

The Company currently buys all of its lubricant from two suppliers. In addition, the Company currently buys all of its bottling and dispensing materials from one supplier. Although there are a limited number of manufacturers of this particular product, management believes that other suppliers could provide similar lubricant on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Note 8. Inventory

Inventory consists of the following at:

	December 31,
	2011	2010

Raw materials	$418,576	$224,633
Finished goods	349,179	224,335
	$767,755	$448,968

Note 9. Plant and Equipment, net

Depreciation for the year ended December 31, 2011 and 2010 was $55,810 and $47,026, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	December 31,
Category	Useful Lives	2011	2010

Manufacturing and computer equipment	5 - 7 Years	$376,218	$265,844
Office furniture and computer software	3 - 7 Years	75,692	60,687
Vehicles	5 Years	19,442	19,442
		471,352	345,973
Less: accumulated depreciation		(183,559)	(127,749)
		$287,793	$218,224

Note 10. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at December 31, 2011) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the stockholder with a maturity date of April 10, 2012. The balance was $468,521 and $450,846 at December 31, 2011 and 2010, respectively.

Note 11. Stockholders’ Equity

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share. In connection with the shares being issued, the Investor received five-year warrants which allow the Investor to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share. The closing of the sale occurred subsequent to June 30, 2011 and included an exchange of the $500,000 note payable and the receipt of $1,500,000 in cash in exchange for 2,000,000 shares of the Company’s common stock and the warrants. The warrants were deemed to have a fair value of approximately $885,000 and have been reported as additional paid-in capital in the accompanying consolidated financial statements. The warrants have been valued using the Black-Scholes pricing model with assumptions of a five year term, common stock price of $1.00 per share, 58% expected volatility, 1.54% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company. The risk free rate for the contractual life of the warrants was based on the U.S. Treasury yield at the time of grant.

During the years ending December 31, 2011 and 2010, the Company’s majority stockholder contributed capital into the Company in the amount of $52,736 and $201,991, respectively. During the year ended December 31, 2010, $12,449 of this contributed capital was in the form of equipment.

Note 12. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the years ended December 31:

	December 31,
	2011		2010
Revenue:
United States	$2,566,192	86.0%	$2,704,097	92.4%
Europe	244,805	8.2%	173,731	5.9%
Asia	174,018	5.8%	49,825	1.7%
	$2,985,015	100.0%	$2,927,653	100.0%

Note 13. Commitments and Contingencies and Related Party Transactions

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense under this lease for each of the years ended December 31, 2011 and 2010 was $84,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value, currently valued at approximately $608,000, at any time during the term of the lease. Total rent expense under this lease for the years ended December 31, 2011 and 2010 was $28,000 and $0, respectively.

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through December 31, 2011, the Company made purchases of approximately $29,400 under the purchase obligation.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Included in selling and distribution expenses for the years ended December 31, 2011 and 2010 are marketing fees of $194,692 and $0 paid to a company owned by the Company’s majority stockholder.

Minimum future rentals under the lease agreements are as follows:

Year ending
2012	$135,240
2013	108,540
2014	14,540
$258,320

Note 14. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Years Ended December 31,
	2011	2010

Current	$-	$-
Deferred	-	-

Total tax expense (benefit)	$-	$-

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	Years Ended December 31,
	2011	2010

Deferred tax assets:
Net operating losses	$1,220,000	$869,000
Less: valuation allowance for deferred tax asset	(1,220,000)	(869,000)

Net deferred tax asset	$-	$-

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,590,000 and $2,480,000 at December 31, 2011 and 2010, respectively. The federal net operating loss carry forwards begin to expire in 2021. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $351,000 during the year ended December 31, 2011 and decreased by approximately $6,000 during the year ended December 31, 2010.

	Years Ended December 31,
	2011	2010

Federal tax rate	34%	34%
Change in valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL’s are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The availability of these carry forwards may expire as a result of the Company’s merger on June 30, 2011, or could have an annual limitation on the amount of the NOL carry forwards that can be utilized. If the necessary studies were completed, the amount of the NOL carry forwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

For the years ended December 31, 2011 and 2010 the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2008.

Note 15. Supplemental Cash Flow Statement Disclosure

	Years Ended December 31,
	2011	2010

Supplementary disclosure of cash flow information:
Cash paid for interest	$20,688	$22,410

Supplementary disclosure of noncash investing and financing activities:
Acquisition of business through settlement of an accounts receivable balance	$58,564	$-
Issuance of common stock in settlement of note payable	$500,000	$-
Contribution of equipment to additional paid-in capital	$-	$12,449

