Form 10-K/A
period 2011-12-31
Empowered Products, Inc.
filed 2012-04-16
CIK 1483935

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

Yes ☐ No ☒

There was no aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 201, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common stock was not trading on any exchange on that date.

There were 62,388,856 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 12, 2012.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the registrant with the Securities and Exchange Commission on April 16, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 15 of Form 10-K, which were inadvertently omitted from the registrant’s Form 10-K filing.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated as of June 30, 2011 by and among the Empowered Products, Inc., EPI Acquisition Corp., EPI Name Change Corp. and Empowered Products Nevada, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
2.2*	Asset Purchase Agreement dated March 31, 2011 by and among Empowered Products Nevada, Inc., Empowered Products Asia Limited and Polarin Limited (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 13, 2011).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.4	Articles of Merger (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.1	Warrant issued to New Kaiser Limited dated July 7, 2011 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.2	Business Lending Confirmation for Line of Credit dated February 9, 2011 by and between for Empowered Products Nevada, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.1	Assignment and Assumption Agreement dated as of June 30, 2011 by and between the registrant and OT Filings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.2	Share Repurchase and Cancellation Agreement dated as of June 30, 2011 by and among the registrant, OT Filings, Inc. and Suzanne Fischer (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.3	Promissory Note made by Empowered Products Nevada, Inc. in favor of New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.4	Security Agreement by and between the Empowered Products Nevada, Inc. and New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.5	Subscription Agreement dated June 30, 2011 by and between Empowered Products, Inc, and New Kaiser Limited (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6	Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B5 (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

10.7	Commercial Lease Agreement dated March 1, 2010 by and between Empowered Products Nevada, Inc., and EGA Research LLC (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.8+	Investor Relations/Sales & Marketing Services Agreement dated as of July 1, 2011 by and between the registrant and Contrarian Press, LLC.
10.9+	Agreement for Manufacture and Sale of Goods dated as of August 1, 2011 by and between the registrant and Mobile Samples America Corp.
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Controller pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1** and +	Certifications of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

+ Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas on April 16, 2012.

Empowered Products, Inc.
(Registrant)

Dated: April 16, 2012	/s/ Scott Fraser
By: Scott Fraser
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	April 16, 2012
/s/ Scott Fraser	Chairman of the Board
By: Scott Fraser	(Principal Executive Officer)

/s/ Kurt Weber	Controller	April 16, 2012
By: Kurt Weber	(Principal Financial and Accounting Officer)

/s/ Suzanne Fischer	Director	April 16, 2012
By: Suzanne Fischer