Form 10-Q
period 2012-03-31
Empowered Products, Inc.
filed 2012-05-15
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-54661

EMPOWERED PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2012.

EXPLANATORY NOTE

Empowered Products, Inc. (the “Company”) filed a registration statement on Form 8-A to register shares of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company is now required to file reports pursuant to Section 13 of the Exchange Act. Although the Company has not been subject to such filing requirements for the past 90 days, the Company has filed all reports during the preceding 12 months that it would have been required to file if it were subject to the filing requirements of Section 13 or 15(d) of the Exchange Act during such period.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$393,493	$863,766
Restricted cash	561,411	561,411
Accounts receivable, less allowance for doubtful
accounts of $49,000	324,469	346,332
Inventory	1,085,320	767,755
Prepaid and other current assets	138,381	161,344
Total current assets	2,503,074	2,700,608

Plant and equipment, net	271,393	287,793
Trademarks and other intangibles, net	520,858	518,475
Other assets	5,628	5,660
Total assets	$3,300,953	$3,512,536

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$410,308	$468,521
Accounts payable and other accrued expenses	264,275	426,240
Total current liabilities	674,583	894,761

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares
authorized, 62,388,856 shares issued and outstanding	62,389	62,389
Additional paid-in capital	6,089,899	6,089,899
Accumulated deficit	(3,525,918)	(3,534,513)
Total stockholders' equity	2,626,370	2,617,775
Total liabilities and stockholders' equity	$3,300,953	$3,512,536

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$815,913	$750,096
Cost of revenue	287,358	514,564
Gross profit	528,555	235,532

Selling and distribution	275,117	126,921
General and administrative	239,125	216,644

Income (loss) from operations	14,313	(108,033)

Interest income	-	500
Interest expense	(5,718)	(3,847)

Net income (loss)	$8,595	$(111,380)

Earnings (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average common shares
outstanding for basic	62,388,856	60,388,856
Weighted average common shares
outstanding for diluted	62,388,856	60,388,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash flows used in operating activities:
Net income (loss)	$8,595	$(111,380)
Adjustments to reconcile net income (loss) to cash flows
used in operating activities:
Depreciation and amortization	17,075	13,000
Provision for doubtful accounts	206	-
Changes in assets and liabilities:
(Increase) in restricted cash	-	(500)
Decrease (increase) in accounts receivable	21,657	(6,527)
(Increase) decrease in inventory	(317,565)	11,863
Decrease (increase) in prepaid and other current assets	22,963	(3,858)
(Increase) in other assets	32	38
(Decrease) increase in accounts payable and other accrued expenses	(161,965)	85,550
Cash flows used in operating activities	(409,002)	(11,814)

Cash flows used in investing activities:
Payment of fees for trademarks	(3,058)	(9,209)
Cash flows used in investing activities	(3,058)	(9,209)

Cash flows (used in) provided by financing activities:
Capital contributions	-	31,736
Line of credit (repayments) draws, net	(58,213)	(26,731)
Cash flows (used in) provided by financing activities	(58,213)	5,005

Net decrease in cash and cash equivalents	(470,273)	(16,018)

Cash and cash equivalents at the beginning of the period	863,766	28,943

Cash and cash equivalents at the end of the period	$393,493	$12,925

Supplementary disclosure of cash flow information:
Cash paid for interest	$5,718	$3,847

Supplementary disclosure of noncash investing and financing activity:
Acquisition of subsidiary through settlement of an accounts receivable balance	$-	$58,564

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1. Nature of Operations

Empowered Products, Inc. and Subsidiaries (“the Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia. All of its business has been categorized as one segment.

Note 2.  Recapitalization and Merger

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and Empowered Products Nevada, Inc. (“EP Nevada”) pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. The weighted average number of shares outstanding at March 31, 2011 have been retroactively adjusted to reflect the 44-to-1 forward stock split. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock. Immediately after the closing of the Merger, the Private Placement (see Note 8) and the Share Cancellation the Company had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

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

Note 3. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended December 31, 2011 filed with the United States Securities and Exchange Commission on April 16, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the three months ended March 31, 2012 and 2011 approximated $11,000 and $27,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

Sales tax

Sales tax collected from customers and remitted to various government agencies is on a net basis (excluded from revenues) in the statement of operations.

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

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company incurred approximately $76,000 and $16,000, respectively, in advertising and company marketing expenses.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740, Accounting for Income Taxes (“ASC 740”). ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at March 31, 2012 or December 31, 2011.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $126,000 and $87,000 at March 31, 2012 and December 31, 2011, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. Management recorded an allowance of $5,000 and $0 at March 31, 2012 and December 31, 2011, respectively.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at March 31, 2012 and December 31, 2011 was approximately $510,000 and $507,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. At March 31, 2012 and December 31, 2011, other intangibles, in the amount of approximately $10,700 and $11,000, respectively consist of a customer list which is being amortized on the straight-line basis over the next four years.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At March 31, 2012 and 2011, no impairment losses were recorded.

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

	Three Months Ended March 31,
	2012	2011

Net income (loss) available to common shares	$8,595	$(111,380)

Basic:
Weighted average shares	62,388,856	60,388,856

Diluted:
Weighted average shares, basic	62,388,856	60,388,856
Dilutive effect of warrants	-	-
Weighted average shares, diluted	62,388,856	60,388,856

Basic earnings per share	$0.00	$(0.00)
Diluted earnings per share	$0.00	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	2,000,000	-

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5. Inventory

Inventory consists of the following at:

	March 31,	December 31,
	2012	2011

Raw materials	$618,685	$418,576
Finished goods	466,635	349,179
	$1,085,320	$767,755

Note 6. Plant and Equipment, net

Depreciation for the three months ended March 31, 2012 and 2011 was $16,400 and $13,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	March 31,	December 31,
Category	Useful Lives	2012	2011
Manufacturing and computer equipment	5 - 7 Years	$376,218	$376,218
Office furniture and computer software	3 - 7 Years	75,692	75,692
Vehicles	5 Years	19,442	19,442
		471,352	471,352
Less: accumulated depreciation		(199,959)	(183,559)
		$271,393	$287,793

Note 7. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at March 31, 2012) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the stockholder with a maturity date of November 1, 2012. The balance was $410,308 and $468,521 at March 31, 2012 and December 31, 2011, respectively.

Note 8. Stockholders’ Equity

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share. In connection with the shares being issued, the Investor received five-year warrants which allow the Investor to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share. The warrants were deemed to have a fair value of approximately $885,000 and are included in additional paid-in capital.

Note 9. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three months ended March 31:

	2012		2011
Revenue:
United States	$758,227	92.8%	$689,137	91.9%
Europe	37,562	4.7%	47,917	6.4%
Asia	20,124	2.5%	13,042	1.7%
	$815,913	100.0%	$750,096	100.0%

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 10. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the three months ended March 31, 2012 and 2011 was $21,000.

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

Included in selling and distribution expenses for three months ended March 31, 2012 and 2011 are marketing fees of approximately $66,000 and $0, respectively, paid to a company owned by the Company’s majority stockholder.

Note 11. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards and other temporary differences which result in a deferred tax asset of approximately $1,217,000 at March 31, 2012 and $1,220,000 at December 31, 2011. A 35% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance decreased by approximately $3,000 during the three months ended March 31, 2012.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2011 and 2010 and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012 (the “Annual Report”).

The information contained in this report includes some statements that are not purely historical and that are forward-looking statements.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on third-party contractors to mix our products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail consumers;

•	our ability to control and reduce advertising and marketing costs;

•	our ability to obtain a minimum favorable Nielsen Rating;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new international markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in individual countries in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	the anticipated future growth in the market for nutritional supplements;

•	our inexperience in the nutritional supplement market;

•	our inexperience in dealing with the U.S. Food and Drug Administration and other regulatory agencies;

•	our reliance on the expected growth in demand for our products;

•	our ability to comply with regulations regarding the labeling of our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	development of a public trading market for our securities;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	and various other matters, many of which are beyond our control.

Company Overview

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

Through Empowered Products, Inc., and its subsidiaries, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 2,700 retail outlets.

In the third quarter of 2011, Empowered Products entered into the health supplement market with the introduction of four nutritional supplements under the “Elevate for Women” and “High Caliber for Men” brands. We intend to expand our proprietary line of supplements by targeting the growing number of people who we believe are socially incapacitated and/or subdued by prescription anti-depressants.

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2012 and 2011 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended March 31,
	2012		2011
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$815,913	100.00%	$750,096	100.00%
Cost of revenue	287,358	35.22%	514,564	68.60%
Gross profit	528,555	64.78%	235,532	31.40%

Selling and distribution	275,117	33.72%	126,921	16.92%
General and administrative	239,125	29.31%	216,644	28.88%

Income (loss) from operations	14,313	1.75%	(108,033)	-14.40%

Interest income	-	0.00%	500	0.06%
Interest expense	(5,718)	-0.70%	(3,847)	-0.51%
Net income (loss)	$8,595	1.05%	$(111,380)	-14.85%
Earnings (loss) per share	$0.00		$(0.00)

Three Months Ended March 31, 2012 and 2011

Revenues for the three months ended March 31, 2012 were approximately $816,000 as compared to approximately $750,000 in the comparable period in 2011.  The 8.8% increase in revenue was primarily due to additional sales to a national chain and increases in product prices, and was partially offset by reductions in bulk product sales. Initial sales to select Walgreens retail stores in the three months ended March 31, 2012 was approximately $57,000 as compared to $0 for the same period ended March 31, 2011. Bulk lubricant sales for the three months ended March 31, 2012 declined approximately $49,000 from bulk lubricant sales in the comparable period in 2011. We also implemented a price increase for our lubricants and herbal supplements effective January 1, 2012. The average increase in prices for our lubricants was approximately 40% from prices in effect during the first quarter of 2011. Herbal supplement sales for the period ended March 31, 2012 were approximately $9,340 compared to $0 for the period ended March 31, 2011.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended March 31, 2012 was approximately $287,000 as compared to approximately $515,000 in the comparable period in 2011.  The decrease in cost of revenues was primarily the result of a lower volume of products being sold with new higher margins and reduced bulk product sales which have lower margins.

For the three months ended March 31, 2012, our gross profit increased to approximately $529,000, from approximately $236,000 for the three months ended March 31, 2011. During the same period, our gross profit margin increased to 64.8%, up from 31.4% in the three months ended March 31, 2012.  This increase in our gross profit margin was mainly due to efficiency improvements in the procurement of components for our product mix. Also, the increased revenues in response to our product-price increases to wholesalers implemented as of January 1, 2012 contributed to our higher gross profit margins.

Selling and distribution expenses for the three months ended March 31, 2012 were approximately $275,000, or approximately 33.7% of revenues, compared to approximately $127,000, or 16.9% of revenues, for the same period in the prior year, an increase of 116.8%.  The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and the development of our online retail store.

General and administrative expenses for the three months ended March 31, 2012 were approximately $239,000, or 29.3% of revenue, compared to approximately $217,000, or 28.9% of revenues, for the same period in the prior year, a 10.0% increase.  The increase in general and administrative expenses was primarily because of increased professional fees associated with becoming a public company as a result of the Merger. Our general and administrative expenses also increased because of an increase in salary expenses, as we began to pay our President and Chief Executive Officer, Scott Fraser, an annual salary of $185,000 on June 1, 2011. Mr. Fraser was paid $39,041 and $3,000 during the three months ended March 31, 2012 and 2011, respectively.

No expense or benefit from income taxes was recorded in the three months ended March 31, 2012 or 2011 due to our net losses.  We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had net income of approximately $9,000 for the three months ended March 31, 2012 compared to net loss of approximately $111,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $393,000 as of March 31, 2012, as compared to $864,000 as of December 31, 2011.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of March 31, 2012, we had borrowings of $410,308 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,411 at March 31, 2012.

For the three months ended March 31, 2012, net cash used in operating activities was approximately $409,000, as compared to net cash used in operating activities of approximately $12,000 for the comparable period in 2011. The increase in net cash used in operating activities is primarily attributable an increase in our raw materials inventory in anticipation of sales to large drug store chains and paydowns of our accounts payable and accrued expense balances.

For the three months ended March 31, 2012, net cash used in investing activities was approximately $3,000, as compared to net cash used in investing activities of approximately $9,000 for the comparable period in 2011. The decrease in net cash used in investing activities is primarily attributable to the decrease in payments of fees for trademarks from 2011 levels.

Net cash used in financing activities was approximately $58,000 for the three months ended March 31, 2012 as compared to net cash provided by financing activities of approximately $5,000 for the comparable period in 2011. The increase in cash used in financing activities was due to our paydowns of the line of credit and the lack of capital contributions by our primary shareholder.

For the three months ended March 31, 2012 and 2011, our inventory was valued at approximately $1.1 million and 0.5 million respectively. This buildup of inventory was primarily due to an increase of raw material purchases in anticipation of increased sales to national drugstore chains. On February 1, 2012, we commenced product shipments to select Walgreens retail stores through an initial order placed by its national purchasing office in Deerfield, Illinois. We are currently expanding our pursuit of the national drugstore chain sales channel and believe that our presence therein will expand over the next three quarters.

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

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Through March 31, 2012, the Company made purchases of approximately $47,200 pursuant to the purchase obligation.

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

While our significant accounting policies are more fully described in Note 3 to our audited financial statements included in the Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2012 due to the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

In our Annual Report, we indicated that we had a material weakness in our internal control over financial reporting resulting from an inadequate number of independent board members and lack of an independent audit committee, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes that the appointment of one or more independent directors will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board. Management believes the appointment of independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future. As our operations and business grow, the Company intends to add independent directors. The Company has not yet added any independent directors to its board of directors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K  for the year ended December 31, 2011.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

Effective March 1, 2012, we entered into a new two-year commercial lease agreement (the “Lease”) with EGA Research, LLC for the property located at 3355 and 3367 West Oquendo Road, Las Vegas, Nevada, 89118. Our prior lease for this property expired on March 1, 2012. Monthly rent under the Lease is $7,000 during the term of the Lease. EGA Research, LLC, is controlled by our majority stockholder and President and Chief Executive Officer, Scott Fraser.

The information included in this Item 5 is provided in accordance with Item 1.01 of Form 8-K.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Commercial Lease Agreement dated as of March 1, 2012 by and between Empowered Products, Inc. and EGA Research, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: May 14, 2012	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Controller (Principal Financial and Accounting Officer)

