Form 10-Q
period 2012-06-30
Empowered Products, Inc.
filed 2012-08-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2012.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$246,598	$863,766
Restricted cash	561,411	561,411
Accounts receivable, less allowance for doubtful accounts of $12,743 in 2012 and $49,000 in 2011	318,176	346,332
Inventory	1,035,637	767,755
Prepaid and other current assets	117,699	161,344
Total current assets	2,279,521	2,700,608

Plant and equipment, net	262,880	287,793
Trademarks and other intangibles, net	521,532	518,475
Other assets	2,282	5,660
Total assets	$3,066,215	$3,512,536

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$459,782	$468,521
Accounts payable and other accrued expenses	241,677	426,240
Total current liabilities	701,459	894,761

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,388,856 shares issued and outstanding	62,389	62,389
Additional paid-in capital	6,089,899	6,089,899
Accumulated deficit	(3,787,532)	(3,534,513)
Total stockholders' equity	2,364,756	2,617,775
Total liabilities and stockholders' equity	$3,066,215	$3,512,536

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$685,408	$661,942	$1,501,321	$1,412,038
Cost of revenue	408,770	322,617	693,956	837,181
Gross profit	276,638	339,325	807,365	574,857

Selling and distribution	252,679	111,077	529,918	237,998
General and administrative	279,970	337,631	519,146	554,275

Loss from operations	(256,011)	(109,383)	(241,699)	(217,416)

Interest income	-	-	-	500
Interest expense	(5,603)	(10,254)	(11,320)	(14,101)

Net Loss	$(261,614)	$(119,637)	$(253,019)	$(231,017)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding for basic and diluted	62,388,856	243,758,856	62,388,856	243,758,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(253,019)	$(231,017)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	34,461	26,675
Changes in assets and liabilities:
(Increase) in restricted cash	-	(500)
Decrease (increase) in accounts receivable	28,156	(20,485)
Increase in inventory	(267,882)	(53,907)
Decrease (increase) in prepaid and other current assets	43,645	(5,403)
Decrease (increase) in other assets	3,378	(556)
(Decrease) increase in accounts payable and other accrued expenses	(184,563)	169,324
Cash flows used in operating activities	(595,824)	(115,869)

Cash flows used in investing activities:
Purchase of plant and equipment	(8,198)	(3,874)
Payment of fees for trademarks	(4,407)	(31,797)
Cash flows used in investing activities	(12,605)	(35,671)

Cash flows (used in) provided by financing activities:
Note payable proceeds	-	500,000
Capital contributions	-	52,736
Line of credit (repayments) draws, net	(8,739)	2,274
Cash flows (used in) provided by financing activities	(8,739)	555,010

Net (decrease) increase in cash and cash equivalents	(617,168)	403,470

Cash and cash equivalents at the beginning of the period	863,766	28,943

Cash and cash equivalents at the end of the period	$246,598	$432,413

Supplementary disclosure of cash flow information:
Cash paid for interest	$11,320	$9,934

Supplementary disclosure of noncash investing and financing activities:
Acquisition of a business through settlement of an accounts receivable balance	$-	$58,564

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

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at June 30, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the six months ended June 30, 2012 and 2011 approximated $18,000 and $39,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Advertising

Advertising costs are expensed as incurred. For the six months ended June 30, 2012 and 2011, the Company incurred approximately $159,000 and $25,000, respectively, in advertising and company marketing expenses.

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

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at June 30, 2012 or December 31, 2011.

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

Cash and cash equivalents

For the purpose of reporting cash flows, the Company has defined cash equivalents as those highly liquid investments purchased with an original maturity of six months or less.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $74,000 and $87,000 at June 30, 2012 and December 31, 2011, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at June 30, 2012 and December 31, 2011 was approximately $511,000 and $507,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. At June 30, 2012 and December 31, 2011, other intangibles, in the amount of approximately $10,000 and $11,000, respectively, consist of a customer list which is being amortized on the straight-line basis over the next four years.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At June 30, 2012 and 2011, no impairment losses were recorded.

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

	Six Months Ended June 30,
	2012	2011

Net loss available to common shares	$(253,019)	$(231,017)

Basic:
Weighted average shares	62,388,856	243,758,856

Diluted:
Weighted average shares, basic	62,388,856	243,758,856
Dilutive effect of warrants	-	-
Weighted average shares, diluted	62,388,856	243,758,856

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	2,000,000	-

Note 5.  Inventory

Inventory consists of the following at:

	June 30,	December 31,
	2012	2011

Raw materials	$700,688	$418,576
Finished goods	334,949	349,179
	$1,035,637	$767,755

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 6.  Plant and Equipment, net

Depreciation for the six months ended June 30, 2012 and 2011 was approximately $33,000 and $26,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	June 30,	December 31,
Category	Useful Lives	2012	2011
Manufacturing and computer equipment	5 - 7 Years	$381,618	$376,218
Office furniture and computer software	3 - 7 Years	78,490	75,692
Vehicles	5 Years	19,442	19,442
		479,550	471,352
Less: accumulated depreciation		(216,670)	(183,559)
		$262,880	$287,793

Note 7.  Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at June 30, 2012) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2012. The balance was $459,782 and $468,521 at June 30, 2012 and December 31, 2011, respectively.

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

Note 9. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and six months ended June 30:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Revenue:
United States	$595,766	86.9%	$596,658	90.1%	$1,353,992	90.2%	$1,285,795	91.0%
Europe	48,371	7.1%	46,286	7.0%	85,934	5.7%	94,203	6.7%
Asia	41,271	6.0%	18,998	2.9%	61,395	4.1%	32,040	2.3%
	$685,408	100.0%	$661,942	100.0%	$1,501,321	100.0%	$1,412,038	100.0%

Note 10. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the six months ended June 30, 2012 and 2011 was $42,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Included in selling and distribution expenses for six months ended June 30, 2012 and 2011 are marketing fees of approximately $136,000 and $0, respectively, paid to a company owned by the Company’s majority stockholder.

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

The Company has federal net operating loss (“NOL”) carry forwards and other temporary differences which result in a deferred tax asset of approximately $1,308,000 at June 30, 2012 and $1,220,000 at December 31, 2011. A 35% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $88,000 during the six months ended June 30, 2012.

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

Note 12. Stock Option Plan

On April 19, 2012, the Company’s Board of Directors and stockholders approved the 2012 Omnibus Incentive Plan (the “Plan”) reserving 5,000,000 common shares for issuance under the Plan. Awards under the Plan may be in the form of a stock option, a restricted stock award, a restricted stock unit award, a performance award, a dividend equivalent award, a deferred stock award, a stock payment award, a stock appreciation right and other incentive award or a performance share award. The exercise price per share subject to each stock option granted cannot be less than 100% of the fair market value of a share on the date of the stock option grant. In addition, in the case of incentive stock options granted to a greater than 10% stockholder, such exercise price shall not be less than 110% of the fair market value of a share on the date of the option grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Empowered Products, Inc., a Nevada corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “we,” “our,” “Company” and “EPI,” and its wholly-owned subsidiary Empowered Products Nevada, Inc., a Nevada corporation (“EP Nevada”), EP Nevada’s wholly-owned subsidiary, Empowered Products Limited, a British Virgin Islands company (“EP BVI”), EP BVI’s wholly-owned subsidiaries, Empowered Products Asia Limited, a Hong Kong company (“EP Asia”) and Empowered Products Pty Ltd. (formerly Polarin Pty Ltd), an Australian company (“EP Australia”).

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

EP Nevada was incorporated in the State of Nevada on April 22, 2004.  In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirect subsidiary, Empowered Products Pty Ltd. , an Australian company (“EP Australia”).

Through EP Nevada and its subsidiaries, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 2,700 retail outlets.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2012 and 2011 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$685,408	100%	$661,942	100%	$1,501,321	100%	$1,412,038	100%
Cost of revenue	408,770	59.64%	322,617	48.74%	693,956	46.22%	837,181	59.29%
Gross profit	276,638	40.36%	339,325	51.26%	807,365	53.78%	574,857	40.71%

Selling and distribution	252,679	36.87%	111,077	16.78%	529,918	35.30%	237,998	16.85%
General and administrative	279,970	40.85%	337,631	51.01%	519,146	34.58%	554,275	39.25%

Loss from operations	(256,011)	(37.35)%	(109,383)	(16.52)%	(241,699)	(16.10)%	(217,416)	(15.40)%

Interest income	-	-	-	-	-	-	500	0.04%
Interest expense	(5,603)	(0.82)%	(10,254)	(1.55)%	(11,320)	(0.75)%	(14,101)	(1.00)%
Net loss	$(261,614)	(38.17)%	$(119,637)	(18.07)%	$(253,019)	(16.85)%	$(231,017)	(16.36)%
Net loss per share	$(0.00)		$(0.00)		$(0.00)		$(0.00)

Three Months Ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 were approximately $685,000 as compared to approximately $662,000 in the comparable period in 2011. The 3.5% increase in revenue was primarily due to price increases implemented on January 1, 2012. Herbal supplement sales for the period ended June 30, 2012 were approximately $14,000 compared to $0 for the period ended June 30, 2011.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended June 30, 2012 was approximately $409,000 as compared to approximately $323,000 in the comparable period in 2011. The increase in cost of revenues was primarily the result of production costs associated with idle production capacity which resulted in a greater allocation of overhead to expense as opposed to capitalizing these costs to inventory.

For the three months ended June 30, 2012, our gross profit decreased to approximately $277,000, from approximately $339,000 for the three months ended June 30, 2011. During the same period, our gross profit margin decreased to 40.4%, down from 51.3% in the three months ended June 30, 2011.  This decrease in our gross profit margin was mainly due to an increase in costs goods produced due to idle production capacity which resulted in a greater allocation of overhead to expense as opposed to capitalizing these costs to inventory.

Selling and distribution expenses for the three months ended June 30, 2012 were approximately $253,000, or approximately 36.9% of revenues, compared to approximately $111,000, or 16.8% of revenues, for the same period in the prior year, an increase of 127.5%.  The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and the continued development of our online retail store.

General and administrative expenses for the three months ended June 30, 2012 were approximately $280,000, or 40.9% of revenue, compared to approximately $338,000, or 51.0% of revenues, for the same period in the prior year, a 17.0% decrease.  The decrease in general and administrative expenses was primarily because of decreased professional fees that were previously associated with becoming a public company as a result of the Merger during the three months ended June 30, 2011.

No expense or benefit from income taxes was recorded in the three months ended June 30, 2012 or 2011 due to our net losses.  We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had a net loss of approximately $262,000 for the three months ended June 30, 2012 compared to a net loss of approximately $120,000 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Revenues for the six months ended June 30, 2012 were $1.5 million as compared to $1.4 million in the comparable period in 2011.  The 6.3% increase in revenue was primarily caused by the implementation of price increases on January 1, 2012.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the six months ended June 30, 2012 was approximately $694,000 compared to approximately $837,000 in the comparable period in 2011.  The decrease in cost of revenues was primarily the result of a lower volume of products being sold with new higher margins which substantially decreased our costs which was partially offset by higher costs in the second quarter of 2012 due to higher costs associated with idle production capacity which resulted in a greater allocation of overhead to expense as opposed to capitalizing these costs to inventory.

For the six months ended June 30, 2012, our gross profit increased to approximately $807,000, from approximately $575,000 for the six months ended June 30, 2011. During the same period, our gross profit margin increased to 53.8%, up from 40.7% in the six months ended June 30, 2011.  This increase in our gross profit margin was mainly due to improved purchasing and procurement practices, as well as price increases on our finished products that were implemented on January 1, 2012.

Selling and distribution expenses for the six months ended June 30, 2012 were approximately $530,000, or 35.3% of revenues, compared to  approximately $238,000, or 16.9% of revenues, for the same period in the prior year, an increase of 122.6%. The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and the continued development of our online retail store.

General and administrative expenses for the six months ended June 30, 2012 were approximately $519,000 or 34.6% of revenues, compared to approximately $554,000, or 39.3% of revenues, for the same period in the prior year, a 6.3% decrease.  The decrease in general and administrative expenses was primarily because of decreased professional fees that were associated with becoming a public company as a result of the Merger during the six months ended June 30, 2011.

No expense or benefit from income taxes was recorded in the six months ended June 30, 2012 or 2011 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carryforwards.

We had a net loss of approximately $253,000 for the six months ended June 30, 2012 compared with a net loss of approximately $231,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $247,000 as of June 30, 2012, as compared to $864,000 as of December 31, 2011.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of June 30, 2012, we had borrowings of $459,782 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,411 at June 30, 2012.

For the six months ended June 30, 2012, net cash used in operating activities was approximately $596,000, as compared to net cash used in operating activities of approximately $116,000 for the comparable period in 2011. The increase in net cash used in operating activities is primarily attributable an increase in our raw materials inventory in anticipation of sales to large drug store chains and paydowns of our accounts payable and accrued expense balances.

For the six months ended June 30, 2012, net cash used in investing activities was approximately $13,000, as compared to net cash used in investing activities of approximately $36,000 for the comparable period in 2011. The decrease in net cash used in investing activities is primarily attributable to the decrease in payments of fees for trademarks from 2011 levels.

Net cash used in financing activities was approximately $9,000 for the six months ended June 30, 2012 as compared to net cash provided by financing activities of approximately $555,000 for the comparable period in 2011. The increase in cash used in financing activities was due to our pay downs of the line of credit.

For the six months ended June 30, 2012 and 2011, our inventory was valued at approximately $1.0 million and $0.5 million respectively. This buildup of inventory was primarily due to an increase of raw material purchases in anticipation of increased sales to national drugstore chains. On February 1, 2012, we commenced product shipments to select Walgreens retail stores through an initial order placed by its national purchasing office in Deerfield, Illinois. We are currently expanding our pursuit of a national and regional drugstore chain presence.

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

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since the execution of the agreement, the Company made purchases of approximately $64,600 pursuant to the purchase obligation.

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

 Accounts receivable

Accounts receivable are carried at the outstanding amount due less an allowance for doubtful accounts, if an allowance is deemed necessary. Allowance for doubtful accounts are established when there is a basis to doubt the full collectability of the accounts receivable. We periodically evaluate our accounts receivable and determine the requirement for an allowance, based on our history of past write-offs, collections and current conditions. When an account receivable is ultimately determined to be uncollectible and due diligence for collection has taken place, the account receivable is written-off.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2012 due to the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: August 14, 2012	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Controller
(Principal Financial and Accounting Officer)

