Form 10-Q/A
period 2012-06-30
Empowered Products, Inc.
filed 2012-08-17
CIK 1483935

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, as filed by the registrant with the Securities and Exchange Commission on August 14, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

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

_______

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

Empowered Products, Inc.

Dated: August 17, 2012		/s/ Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer
(principal executive officer)