Form 10-Q
period 2012-09-30
Empowered Products, Inc.
filed 2012-11-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The registrant had 62,388,856 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2012.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$115,772	$863,766
Restricted cash	561,530	561,411
Accounts receivable, less allowance for doubtful accounts of $11,327 in 2012 and $49,000 in 2011	358,939	346,332
Inventory	943,831	767,755
Prepaid and other current assets	106,884	161,344
Total current assets	2,086,956	2,700,608

Plant and equipment, net	246,325	287,793
Trademarks and other intangibles, net	525,860	518,475
Other assets	2,282	5,660
Total assets	$2,861,423	$3,512,536

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$399,991	$468,521
Accounts payable and other accrued expenses	120,162	426,240
Total current liabilities	520,153	894,761

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,388,856 shares issued and outstanding	62,389	62,389
Additional paid-in capital	6,089,899	6,089,899
Accumulated deficit	(3,811,018)	(3,534,513)
Total stockholders' equity	2,341,270	2,617,775
Total liabilities and stockholders' equity	$2,861,423	$3,512,536

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$770,611	$833,026	$2,271,932	$2,245,064
Cost of revenue	333,251	460,295	1,027,207	1,297,476
Gross profit	437,360	372,731	1,224,725	947,588

Selling and distribution	224,511	271,295	754,428	509,293
General and administrative	230,508	397,511	749,655	951,786

Loss from operations	(17,659)	(296,075)	(259,358)	(513,491)

Interest income	119	-	119	500
Interest expense	(5,946)	(5,507)	(17,266)	(19,608)

Net Loss	$(23,486)	$(301,582)	$(276,505)	$(532,599)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding for basic and diluted	62,388,856	62,388,856	62,388,856	183,302,189

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(276,505)	$(532,599)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	51,691	42,350
Bad debt	-	37,490
Changes in assets and liabilities:
Increase in restricted cash	(119)	(500)
Increase in accounts receivable	(12,607)	(77,937)
Increase in inventory	(176,076)	(58,631)
Decrease (increase) in prepaid and other current assets	54,460	(92,663)
Decrease (increase) in other assets	3,378	(423)
(Decrease) increase in accounts payable and other accrued expenses	(306,078)	92,904
Cash flows used in operating activities	(661,856)	(590,009)

Cash flows used in investing activities:
Purchase of plant and equipment	(8,198)	(27,433)
Payment of fees for trademarks	(9,410)	(31,797)
Cash flows used in investing activities	(17,608)	(59,230)

Cash flows (used in) provided by financing activities:
Note payable proceeds	-	500,000
Capital contributions	-	52,736
Proceeds from private placement of common stock	-	1,500,000
Line of credit (repayments) draws, net	(68,530)	(11,668)
Cash flows (used in) provided by financing activities	(68,530)	2,041,068

Net (decrease) increase in cash and cash equivalents	(747,994)	1,391,829

Cash and cash equivalents at the beginning of the period	863,766	28,943

Cash and cash equivalents at the end of the period	$115,772	$1,420,772

Supplementary disclosure of cash flow information:
Cash paid for interest	$17,266	$15,441

Supplementary disclosure of noncash investing and financing activities:
Acquisition of a business through settlement of an accounts receivable balance	$-	$58,564
Issuance of common stock in settlement of note payable	$-	$500,000

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

Note 2.  Recapitalization and Merger

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and Empowered Products Nevada, Inc. (“EP Nevada”) pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock. Immediately after the closing of the Merger, the Private Placement (see Note 8) and the cancellation of 223,370,000 shares of common stock pursuant to the Repurchase Agreement, described below, the Company had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

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

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at September 30, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.

Going Concern

As of September 30, 2012, the Company has cash and cash equivalents of approximately $116,000 and an accumulated deficit of approximately $3.8 million. For the nine months ended September 30, 2012, the Company generated negative cash flows from operating activities of approximately $662,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has managed to generate revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations.  However, there is no assurance that that Company will be able to obtain additional debt or equity financing.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications

Certain balances on the consolidated condensed statement of operations have been reclassified to conform to current period presentation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the nine months ended September 30, 2012 and 2011 approximated $25,000 and $50,000, respectively. For the three months ended September 30, 2012 and 2011 the costs approximated $6,000 and $12,000 respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Shipping and delivery costs

Expenses for shipping and delivery of products sold to customers are billed to and collected from customers. These expenses are recognized in the period in which they occur and are classified as revenue if billed to the customer and cost of revenue if incurred by the Company.

Research and development

Research and development expenditures are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred. For the nine months ended September 30, 2012 and 2011, the Company incurred approximately $228,000 and $103,000, respectively, in advertising and Company marketing expenses. For the three months ended September 30, 2012 and 2011, the Company incurred approximately $69,000 and $78,000, respectively, in advertising and Company marketing expenses.

At times the Company provides free products to various organizations and entities for promotional purposes. The cost of the product is recognized in advertising and marketing.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. FASB ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FASB ACS 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at September 30, 2012 or December 31, 2011.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $91,000 and $87,000 at September 30, 2012 and December 31, 2011, respectively.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Concentration of credit risk

The Company had one vendor that made up approximately 18% of total purchases during the nine months ended September 30, 2012. The Company had one vendor that made up approximately 14% of total purchases during the nine months ended September 30, 2011.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at September 30, 2012 and December 31, 2011 was approximately $516,000 and $507,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. At September 30, 2012 and December 31, 2011, other intangibles, in the amount of approximately $9,000 and $11,000, respectively, consist of a customer list which is being amortized on the straight-line basis over the next four years. For the nine months ended September 30, 2012 and 2011, the amortization expense associated with these assets were $2,025 and $675, respectively. For the three months ended September 30, 2012 and 2011, the amortization expense associated with these assets was $675.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At September 30, 2012 and 2011, no impairment losses were recorded.

Note 4. Earnings (Loss) per Share (“EPS”)

Earnings (loss) per share are calculated in accordance with the FASB ACS 260, Earnings Per Share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss available to common shares	$(23,486)	$(301,582)	$(276,505)	$(532,599)

Basic:
Weighted average shares	62,388,856	62,388,856	62,388,856	183,302,189

Diluted:
Weighted average shares, basic	62,388,856	62,388,856	62,388,856	183,302,189
Dilutive effect of warrants	-	-	-	-
Weighted average shares, diluted	62,388,856	62,388,856	62,388,856	183,302,189

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	2,000,000	2,000,000	2,000,000	2,000,000

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5.   Inventory

Inventory consists of the following at:

	September 30,	December 31,
	2012	2011

Raw materials	$576,204	$418,576
Finished goods	367,627	349,179
	$943,831	$767,755

Note 6.  Plant and Equipment, net

Depreciation for the nine months ended September 30, 2012 and 2011 was approximately $50,000 and $41,000, respectively. Depreciation for the three months ended September 30, 2012 and 2011 was approximately $17,000 and $15,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	September 30,	December 31,
Category	Useful Lives	2012	2011

Manufacturing and computer equipment	5 - 7 Years	$381,618	$376,218
Office furniture and computer software	3 - 7 Years	78,490	75,692
Vehicles	5 Years	19,442	19,442
		479,550	471,352
Less: accumulated depreciation		(233,225)	(183,559)
		$246,325	$287,793

Note 7.  Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at September 30, 2012 and December 31, 2011) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2012. The balance was $399,991 and $468,521 at September 30, 2012 and December 31, 2011, respectively. The line of credit has been renewed with the same terms and a maturity date of November 1, 2013.

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

Note 9.  Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Revenue:
United States	$688,434	89.3%	$737,766	88.6%	$2,042,381	89.9%	$2,023,561	90.1%
Europe	50,157	6.5%	56,545	6.8%	136,091	6.0%	150,748	6.7%
Asia	32,020	4.2%	38,715	4.6%	93,460	4.1%	70,755	3.2%
	$770,611	100.0%	$833,026	100.0%	$2,271,932	100.0%	$2,245,064	100.0%

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 10.  Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the nine months ended September 30, 2012 and 2011 was $63,000. Total rent expense for each of the three months ended September 30, 2012 and 2011 was $21,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value. Total rent expense for each of the nine months ended September 30, 2012 and 2011 was $ $36,000 and $16,000, respectively. Total rent expense for each of the three months ended September 30, 2012 and 2011 was $12,000.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Included in selling and distribution expenses for nine months ended September 30, 2012 and 2011 are marketing fees of approximately $192,495 and $63,574, respectively, and for the three months ended September 30, 2012 and 2011 are marketing fees of approximately $57,282 and $63,574, respectively, paid to a company owned by the Company’s majority stockholder.

Note 11. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards and other temporary differences which result in a deferred tax asset of approximately $1,317,000 at September 30, 2012 and $1,220,000 at December 31, 2011. A 35% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $97,000 during the nine months ended September 30, 2012.

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL’s are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The availability of these carry forwards may expire as a result of the Company’s reverse merger on June 30, 2011.

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

Note 12. Stock Based Incentive Plan

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Empowered Products, Inc., a Nevada corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “we,” “our,” “Company” and “EPI,” and its wholly-owned subsidiary Empowered Products Nevada, Inc., a Nevada corporation (“EP Nevada”), EP Nevada’s wholly-owned subsidiary, Empowered Products Limited, a British Virgin Islands company (“EP BVI”), EP BVI’s wholly-owned subsidiaries, Empowered Products Asia Limited, a Hong Kong company (“EP Asia”) and Empowered Products Pty Ltd., an Australian company (“EP Australia”).

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

EP Nevada was incorporated in the State of Nevada on April 22, 2004.  In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirect subsidiary, Empowered Products Pty Ltd., an Australian company (“EP Australia”).

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

Results of Operations

The following table sets forth information from our statements of operations for the three and nine months ended September 30, 2012 and 2011 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$770,611	100%	$833,026	100%	$2,271,932	100%	$2,245,064	100%
Cost of revenue	333,251	43.25%	460,295	55.26%	1,027,207	45.21%	1,297,476	57.79%
Gross profit	437,360	56.75%	372,731	44.74%	1,224,725	53.91%	947,588	42.21%

Selling and distribution	224,511	29.13%	271,295	32.57%	754,428	33.21%	509,293	22.69%
General and administrative	230,508	29.91%	397,511	47.72%	749,655	33.00%	951,786	42.39%

Loss from operations	(17,659)	(2.29)%	(296,075)	(35.54)%	(259,358)	(11.42)%	(513,491)	(22.87)%

Interest income	119	0.02%	-	-	119	0.01%	500	0.02%
Interest expense	(5,946)	(0.77)%	(5,507)	(0.66)%	(17,266)	(0.76)%	(19,608)	(0.87)%
Net loss	$(23,486)	(3.05)%	$(301,582)	(36.20)%	$(276,505)	(12.17)%	$(532,599)	(23.72)%
Net loss per share	$(0.00)		$(0.00)		$(0.00)		$(0.00)

Three Months Ended September 30, 2012 and 2011

Revenues for the three months ended September 30, 2012 were approximately $771,000 as compared to approximately $833,000 in the comparable period in 2011. The 7.5% decrease in revenue was primarily due to slower sales in Europe and fewer sales of Herbal Supplements.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended September 30, 2012 was approximately $333,000 as compared to approximately $460,000 in the comparable period in 2011. The decrease in cost of revenues was primarily the result of a lower volume of products being sold with new higher margins and significant efforts in improving the Company’s purchasing and procurement practices.

For the three months ended September 30, 2012, our gross profit increased to approximately $437,000, from approximately $373,000 for the three months ended September 30, 2011. During the same periods, our gross profit margin increased to 56.8%, up from 44.7%. This increase in our gross profit margin was mainly due to improved purchasing and procurement practices, as well as price increases on our finished products that were implemented on January 1, 2012.

Selling and distribution expenses for the three months ended September 30, 2012 were approximately $225,000, or approximately 29.1% of revenues, compared to approximately $271,000, or 32.6% of revenues, for the same period in the prior year, a decrease of 17.2%.  The decrease in selling and distribution expenses was primarily the result of reduced marketing through the trade show channel.

General and administrative expenses for the three months ended September 30, 2012 were approximately $231,000, or 29.9% of revenues, compared to approximately $398,000, or 47.7% of revenues, for the same period in the prior year, a 42.0% decrease.  The decrease in general and administrative expenses was primarily because of decreased professional fees that were previously associated with the early months of being a public company and the Merger during the quarter ended June 30, 2011.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2012 or 2011 due to our net losses.  We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had a net loss of approximately $23,000 for the three months ended September 30, 2012 compared to a net loss of approximately $302,000 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenues for the nine months ended September 30, 2012 were $2.3 million as compared to $2.2 million in the comparable period in 2011.  The 1.2% increase in revenue was primarily caused by the implementation of price increases on January 1, 2012.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the nine months ended September 30, 2012 was approximately $1.0 million compared to approximately $1.3 million in the comparable period in 2011.  The decrease in cost of revenues was primarily the result of a lower volume of products being sold and significant efforts in improving the Company’s purchasing and procurement practices.

For the nine months ended September 30, 2012, our gross profit increased to approximately $1.2 million, from approximately $948,000. During the same periods, our gross profit margin increased to 53.9%, up from 42.2%.  This increase in our gross profit margin was mainly due to improved purchasing and procurement practices, as well as price increases on our finished products that were implemented on January 1, 2012.

Selling and distribution expenses for the nine months ended September 30, 2012 were approximately $754,000, or 33.2% of revenues, compared to approximately $509,000, or 22.7% of revenues, for the same period in the prior year, an increase of 48.1%. The increase in selling and distribution expenses was primarily the result of direct mail marketing campaigns and the continued development of our online retail store during the first part of 2012.

General and administrative expenses for the nine months ended September 30, 2012 were approximately $750,000 or 33.0% of revenues, compared to approximately $952,000, or 42.4% of revenues, for the same period in the prior year, a 21.2% decrease.  The decrease in general and administrative expenses was primarily because of decreased professional fees that were associated with becoming a public company and the Merger during the nine months ended September 30, 2011.

No expense or benefit from income taxes was recorded in the nine months ended September 30, 2012 or 2011 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carryforwards.

We had a net loss of approximately $277,000 for the nine months ended September 30, 2012 compared with a net loss of approximately $533,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $116,000 as of September 30, 2012, as compared to $864,000 as of December 31, 2011.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of September 30, 2012, we had borrowings of $399,991 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,530 at September 30, 2012.

For the nine months ended September 30, 2012, net cash used in operating activities was approximately $662,000, as compared to net cash used in operating activities of approximately $590,000 for the comparable period in 2011. The increase in net cash used in operating activities is primarily attributable an increase in our raw materials inventory in anticipation of sales to large drug store chains and paydowns of our accounts payable and accrued expense balances.

For the nine months ended September 30, 2012, net cash used in investing activities was approximately $18,000, as compared to net cash used in investing activities of approximately $59,000 for the comparable period in 2011. The decrease in net cash used in investing activities is primarily attributable to the decrease in payments of fees for trademarks and equipment from 2011 levels.

Net cash used in financing activities was approximately $69,000 for the nine months ended September 30, 2012 as compared to net cash provided by financing activities of approximately $2,041,000 for the comparable period in 2011. The cash used in financing activities was primarily due to debt payments on the line of credit, net of draws, during the nine months ended September 30, 2012.  This compares to cash received from financing activities during the nine months ended September 30, 2011 primarily due to a private placement of the Company’s common stock.

For the nine months ended September 30, 2012 and 2011, our inventory was valued at approximately $944,000 and $768,000, respectively. This buildup of inventory was primarily due to an increase of raw material purchases in anticipation of increased sales to national drugstore chains. On February 1, 2012, we commenced product shipments to select Walgreens retail stores through an initial order placed by its national purchasing office in Deerfield, Illinois. We are currently expanding our pursuit of a national and regional drugstore chain presence.

Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since the execution of the agreement, the Company made purchases of approximately $82,320 pursuant to the purchase obligation.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of September 30, 2012 due to the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On November 5, 2012, the Company renewed its letter of credit with Wells Fargo Bank. The letter of credit was renewed on the same terms and now matures on November 1, 2013.

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

Empowered Products, Inc.

Dated: November 14 , 2012	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

