Form 10-K
period 2012-12-31
Empowered Products, Inc.
filed 2013-04-02
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Former Name

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                            Yes ☐ No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.8 million.

There were 62,388,856 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2013.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

EMPOWERED PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	risks related to our ability to continue as a going concern;

•	our reliance on third-party contractors to mix our products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail stores and consumers;

•	our ability to control and reduce advertising and marketing costs;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in individual countries in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	our inexperience in dealing with the U.S. Food and Drug Administration and other regulatory agencies;

•	our reliance on the expected growth in demand for our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

ii

•	our ability to manage inventory in an effect and effective manner;

•	our reliance on the expected growth in the nutritional supplement industry;

•	our compliance with FDA regulations and other regulatory requirements;

•	our lack of experience in selling nutritional supplements;

•	implementation of new regulations governing our products and operations;

•	our ability to protect against security breaches and in appropriate behavior of Internet users;

•	our exposure to credit card fraud;

•	our ability to extend or renew our existing line of credit;

•	our reliance on our current president and chief executive officer;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	development of a public trading market for our securities;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	the other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Overview

Through EP Nevada and its subsidiaries, we offer a line of quality products, including topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 2,700 retail outlets. We also sell two herbal supplements for women under our PINK® for Women brand, PINK® Elevate Libido and PINK® Elevate Performance, and two herbal supplements for men under our GUN OIL® for Men brand, GUN OIL® High Caliber Drive and GUN OIL® High Caliber Performance.

EP Nevada was founded in March 2002 and opened its first logistical center at its headquarters in Las Vegas, Nevada in April 2004.  Since then, we have steadily augmented our bottling and packaging equipment to efficiently process our topically applied gels, lotions and interactive lubricants.

Corporate Information

We were incorporated in the State of Nevada on July 10, 2009. On June 30, 2011, pursuant to an Agreement and Plan of Merger, EP Nevada merged with and into EPI Acquisition Corp., a wholly-owned subsidiary of the Company, with EP Nevada as the surviving company (the “Merger”). Upon the closing of the Merger, we (i) assumed the business and operations of EP Nevada and its subsidiaries, which is now our sole business operations, and (ii) changed our name from On Time Filings, Inc. (“OT Fillings”) to Empowered Products, Inc.

Prior to the Merger, described below, our business included the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis and Retrieval system maintained by the Securities and Exchange Commission (“SEC”), and providing financial reporting and bookkeeping services. Pursuant to an assignment agreement, the assets and liabilities of this business were transferred to OT Filings immediately after the Merger and the shares of OT Filings were transferred to Suzanne Fischer, a former director of our company.

EP Nevada was incorporated in the State of Nevada on April 22, 2004.  In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirectly owned subsidiary, EP Australia.

Industry and Market Opportunity

We operate in the rapidly expanding worldwide market of sexual wellness products. This industry's global market value has rapidly expanded as consumers have steadily increased demand for products that enable self-directed therapy and healing.  We believe that development of our active and expanding customer niche for our topical gels, lotions and oils in 30 countries thus far demonstrates the growing worldwide appetite for such products. As such, products have continued to gain consumer acceptance, many traditional major retailers, pharmacies and online retailers have begun carrying such products in their stores.

The initial target market for our gel, lotion and oil products was adult males.  Our first product launched in 2003 was an exclusively formulated cream that gradually created intense physical satisfaction.  Our target market has steadily expanded with each new product added to our line and each addition has been inspired by the needs of customers.  For example, both our PINK® and GUN OIL® silicone lubricants were custom formulated according to a plethora of feedback received from women and men that comprise our wholesale buyer network. Both formulas were designed to create intense physical sensation during interaction between two individuals leading to stronger emotional unions among couples.

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

Our Strategy

As a recognized brand in the sexual wellness products market, our goal is to increase revenue and improve our profitability by using the following strategies:

Expand our production capacity of our packaging and logistical center

We intend to triple the production capacity of our Las Vegas packaging and logistical center by the end of fiscal 2013.  The increase in our bottling capacity will enable us to fulfill the steadily escalating orders for our current line of topical applications. We expect that our expansion will be completed by the end of fiscal 2013.

Expand our direct sales to retailers

In the past, we sold our products almost exclusively to wholesalers and distributors.  We recently began selling our products directly to mass retail chain stores in the U.S. and hope to do so soon in Canada. We believe that this is a market that will continue to expand over the next 18 months.

Enhance brand awareness

We believe that continuing to strengthen our brand is critical to our increasing demand for, and achieving widespread acceptance of, our products. We believe a strong brand offers a competitive advantage and we intend to devote additional resources to strategic marketing promotion in order to increase brand awareness and product recognition and heighten customer loyalty. We will continue to exhibit our products at trade shows around the world and devote additional resources into print and radio advertising to promote our brand. We also have launched our Wellness Store which is an online store that allows customers to directly by from us as well as generate internet leads and promotes our product lines online.

Pursuing acquisitions to broaden our product offerings

We will consider strategic acquisitions that will provide us with a broader range of product offerings.  When evaluating potential acquisition targets, we will consider factors such as market position, growth potential and earnings prospects and strength and experience of management.

Topical Lotion Products and Related Items

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

GUN OIL for Men

•	GUN OIL Silicone: Silicone-based interactive lubricant

•	GUN OIL H2O: Water-based interactive lubricant

•	GUN OIL Force Recon: Combination water and silicone interactive lubricant

•	GUN OIL Gel: Gelatinous lubricant for men's personal toys

•	GUN OIL Stroke 29: Self-applied men's personal lubricant

•	GUN OIL Loaded: Silicone infused cream hybrid interactive lubricant

PINK for Women

•	PINK Silicone: Interactive lubricant with silicone vitamin E and Aloe Vera

•	PINK Water: Water-based interactive lubricant with vitamin E and Aloe Vera

•	Hot PINK: An exothermic massage lubricant

•	PINK Frolic: Women's personal toy lubricant

•	PINK Unity: Gelatinous hybrid lubricant with silicone and water

•	PINK Indulgence Crème: Hybrid cream interactive lubricant

We often promote our products in a “Happy-Pack,” which consists of a box set of our complete product line.  Our current “Happy Pack” is a demonstration case that contains our complete product line that we send to potential wholesale buyers and potential customers.

We also sell two personal toy cleanser products, Gun Oil Shine and PINK Sparkle through our distributors and wholesalers and through our online Wellness Store at www.EmpoweredProducts.com, www.GunOil.com and www.PinkForUS.com.

Sales of our lubricant and related products represented 99% of our total revenues during the year ended December 31, 2012, compared to 98% during the comparable period in 2011.

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

We produce our primary libido enhancement brands, PINK® Elevate Libido and GunOil® High Caliber Drive, in 60-capsule containers, as well as Pink® Elevate Performance and Gun Oil® High Caliber Performance in single and double dosage card packs. Single and double dosage packs of this style consist of a carded backing with a clear, pre-formed plastic covering allowing the contents to be visually examined by consumers and are typically offered at checkout counters of convenience stores, supermarkets, and various retail outlets. We sell the supplements through our standard distributor and wholesale channels, small retail chains in the adult boutique market, and directly to consumers at our online Wellness Store.

Sales of our nutritional supplements represented 1% of our total revenues during the year ended December 31, 2012, compared to 2% during the comparable period in 2011.

Product Sourcing and Bottling

We contract with independent third-party companies to mix our topical gels, lotions and oils.  The mixed products are then transported to our bottling facility in Las Vegas, Nevada where we bottle and label the majority of our products.  During the year ended December 31, 2012, we purchased all of our mixed lubricant product from three suppliers, Chemsil Silicones, Inc., Biotone, Inc. and Botanic Beauty Products, Inc. Although we obtain our lubricant products from only three suppliers, we believe there are various other manufacturers who could mix our products and we believe that other suppliers could provide similar lubricant on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

We currently obtain the majority of our bottles, disk top caps and pumps for our lotion and gel products from RoundBridge Inc., a company located in China. We obtain our product sleeving and labeling from different third parties for the different sizes and shapes of our bottled lotion products. We do not have long-term agreements with any of our bottle or sleeve suppliers and place orders with such suppliers on an as-needed basis. Although we obtain our bottles from only one supplier, there are many other bottle manufacturers from whom we may purchase bottles for our products.

We currently have one operational bottling line and currently lease additional manufacturing and storage space in which we currently house a sampling machine and can be used to place another bottling line to increase production capacity as the demand for our product increases.

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

We purchase our bottles, sample cards and labels for our supplements through two US-based vendors, Creation’s Garden and Ernest Packaging Solutions. We believe such items are readily from other suppliers, both domestic and foreign, however, any change in suppliers for such items could cause delays in production of such products.

Sales, Marketing and Promotion

Our supplements and personal lubricants are sold through our in-house sales department. Traditionally, our sales staff has focused on selling our lubricant products to distributors and wholesalers, both domestic and foreign. During the past year, we have expanded our sales and distribution channels and have begun selling such products directly to retailers and directly to consumers through our online Wellness Store. During fiscal 2012, we received our first purchase orders for our personal lubricant products from Target.com, a division of the Target Corporation and Walgreen Co. We also received our first purchase order from Wal-Mart Stores, Inc. for our lubricant products in February 2013.

We recently began selling personal lubricants directly to mass retail chain stores in the U.S. and hope to do so soon in Canada. We believe this is a market that will continue to expand over the next 18 months. Our products are sold in Europe in such countries as Iceland, Ireland, the United Kingdom, Portugal, Spain, France, Belgium, the Netherlands, Denmark, Germany, Italy and Russia and in Asia in countries such as China, Hong Kong, Japan, Korea, Singapore, Taiwan, Thailand, Indonesia, Australia and New Zealand.

Our supplements are sold primarily through our distributors and wholesalers. Gun Oil High Caliber and Pink Elevate nutritional supplements are currently only available through traditional adult market venues, including adult book and video stores, and adult market websites as well as through our online Wellness Store. Gun Oil High Caliber and Pink Elevate are currently only sold in the United States. We hope to begin selling them soon in the United Kingdom. We are researching the introduction of both lines to the convenience store and pharmacy markets as well.

Revenues based on the location of our customers as a percentage of total revenue is set forth below:

	Years Ended December 31,
	2012	2011
North America	89.5%	86.0%
Europe	5.9%	8.2%
Asia	4.6%	5.8%
	100.0%	100.0%

Our sales staff works closely with our customers so that we can better address such customers’ needs and improve the quality and features of our products. Our sales staff also visit various retail outlets that sell our products to educate such retailers about our products.  We offer a range of discounts to our wholesale, distributor and chain store customers of up to 50% off of our standard MSRP prices to encourage large-volume and long-term customers.

Sales to our wholesale, distributor and retailer customers are based primarily on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to predict revenue accurately over the longer term.

We now take and fulfill orders for all of our products from consumers at our online Wellness Store. We are working on developing an online account management system through which our wholesaler and distributor customers may place orders and manage their accounts with us. We use the services of a third party Electronic Data Interchange (“EDI”) processor to receive orders from large chain retail stores.

During the year ended December 31, 2012, 60.7% of our total revenue was attributable to wholesale and distributor customers, 38.5% was attributable to retailers and 0.8% was attributable to consumers through our online store. During the year ended December 31, 2011, 58.4% of our total revenue was attributable to wholesale and distributor customers, 41.6% was attributable to retailers. There were no direct online sales in 2011.

We advertise in magazines and through our website to market our products. We believe these activities help to promote our products and brand name among key industry participants as well as buyers from large retail chain stores.

In the second half of 2011, a related party, Mobile Samples America, agreed to place its QuickPouch Pro Vertical Pouching Machine that can bottle sample sizes of our products in our new factory location. The machine can produce approximately 20 packets per minute and needs only a single operator per shift. The machine has decreased our production cost for samples of our PINK® and GunOil® lubricant products from approximately 5.8 cents per unit to approximately 3.5 cents per unit, which samples we use to market our products. The machine has reduced the turn-around time for our procurement of sample-sized products and reduced our costs for sample-sized products. We purchase a minimum of $5,880 worth of sample products per month from Mobile Samples America pursuant to an agreement with the company.

Major Customers

During the years ended December 31, 2012 and 2011, no customer accounted for more than 10% of our revenues.

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

Government Regulation

The lubricants we sell in the U.S. are regulated by the Food and Drug Administration (“FDA”) as “cosmetics,” as defined by the Federal Food, Drug, and Cosmetic (“FDC”) Act. Cosmetic products do not have FDA premarket submission requirements, but they do need to comply with the requirements of the FDC Act, the Fair Packaging and Labeling Act, and the FDA’s implementing regulations. Cosmetic products must also comply with the FDA’s ingredient, quality and labeling requirements and the Federal Trade Commission’s (“FTC”) requirements pertaining to truthful and non-misleading advertising.

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

We previously submitted two 510(k) premarket notifications to the FDA in December 2008 to support condom compatible claims for our water-based and silicone-based lubricants, however, FDA approval was not granted. Although previously we intended to update and resubmit our 2008 510(k) filings, we have decided not to resubmit our 510(k) filings.

We believe that our nutritional supplement products qualify as “dietary supplements” covered by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) and, therefore, do not require FDA approval for their release. While we do not need to obtain FDA approval prior to producing or selling our nutritional supplements, we are responsible for assuring that such supplements are safe prior to marketing such products. The FDA can take action against any of our products that it determines are unsafe after they are marketed. We must also record and report to the FDA any reports of serious adverse side effects associated with our nutritional supplements. We are also responsible for assuring that our label information is truthful and not misleading. The manufacturers of our nutritional supplements must comply with Dietary Supplement Current Good Manufacturing Practices (cGMP). The FDA may inspect the manufacturing facilities of our nutritional supplements. We did not need to make significant modifications to our facilities in connection with entering the nutritional supplement market because we do not blend or mix products in-house and products are delivered to us from our manufacturers sealed. We have and continue to make certain modifications to our facilities to align with GMP protocol, which primarily involve document tracking and amendments to our standard operating procedures.

If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions including public warning letters, fines, injunctions, consent decrees, seizures of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. The FDA or FTC may also disagree with our characterization of one or more of our products as a cosmetic or dietary supplement or question the substantiation for product claims we make. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, product recalls, or more punitive action, all of which could have a material adverse effect on our business and reputation. Even if we are able to maintain compliance with FDA and FTC regulations, such compliance can be time-consuming, costly and uncertain. For example, we spent over three years and $300,000 for an expert to guide us through the approval process for a 510(k) labeling application with FDA, but no tangible result or decision was attained.

In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effects of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure/function claims. During 2004, the FDA issued guidance, paralleling earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

In foreign markets, prior to commencing operations and prior to making or permitting sales of any of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek the advise of those in the business of selling herbal supplements regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

Polarin previously distributed our products from Hong Kong to Australia and New Zealand through its wholly-owned Australian subsidiary, Empowered Products Pty Ltd. (“EP Australia”) pursuant to permits issued by Australia and New Zealand. When we acquired the assets of Polarin in the first quarter of 2011, we obtained Polarin Pty Ltd’s New Zealand Medsafe Import Permit issued by the New Zealand Medicines and Medical Devices Safety Authority. We also acquired Polarin Pty Ltd’s Certificate of Inclusion of a Medical Device issued by the Therapeutic Goods Administration, Department of Health and Ageing of the Australian Government. Both permits remain current under EP Australia and we will be required to maintain these permits in order to continue to export products to Australia and New Zealand. We will continue to renew such permits via EP Australia prior to their expiration, but cannot guarantee that such permits will be renewed.

Research and Development

For the years ended December 31, 2012 and 2011, we expended $721 and $10,141, respectively, in research and development costs.

Trademarks

We use trademarks on all of our products to maintain and enhance our competitiveness.  We believe that having distinctive identifiable trademarks is an important factor in creating a market for our goods and distinguishing our products from those of other companies.  We currently own an aggregate of 78 trademarks for our products registered in the U.S., Australia, Brazil, Canada, China, the European Community, Hong Kong, Iceland, Japan, Mexico, New Zealand, and Taiwan. We consider these trademarks to be of material importance in the operation of our businesses and will protect our trademarks against infringement.

Competition

The markets for the products offered by our company are highly fragmented and are characterized by many of small businesses as well as large multi-national companies. With no significant barriers to enter this market, we believe that competition will intensify in both the lubricant and herbal supplement industries. We believe that we compete on the basis of the distinctiveness, quality, performance and price of our products, quality of customer service, promotional activities and brand name recognition. Our products are not covered by patents and our competitors could produce copies of our products.

Many of our competitors market topical lubricant products that are well known and trusted by the consumer marketplace, including Johnson & Johnson with its line of K-Y personal lubricants. Our lubricant, oil and gel products also compete with Astroglide® made by Biofilm, Inc. and the Wet® line of products made by Trigg Laboratories, Inc.

While there are many competitors in the herbal supplement market, many of our competitors in the nutritional supplement market are smaller companies. Many manufacturers of nutritional supplements in direct competition with our supplements have been subject to recalls required by the FDA due to the inclusion of prescription ingredients in such supplements, such as Viagra or Cialis. Our main competition in the herbal supplement market include Biotab Nutraceutical, Inc., TF Supplements, RockHard Laboratories and The Screaming O.

Many of our competitors have significantly greater financial and other resources than we do and have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products and nutritional supplements.

Employees

As of December 31, 2012, we had 15 employees, all of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

ITEM 1A.           RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTCQB under the symbol “EMPO”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Our independent registered public accounting firm has expressed doubt as to our ability to continue as a going concern.

As of December 31, 2012, we had cash and cash equivalents of approximately $117,000 and an accumulated deficit of approximately $3.8 million. For the year ended December 31, 2012, we generated negative cash flows from operating activities of approximately $590,000. These conditions raise substantial doubt about our ability to continue as a going concern. While we have managed to generate revenues since our inception, we believe that additional debt and equity financing will be required to support our operations and to fund our planned growth. We cannot assure you that we will be able to obtain additional financing on terms favorable or acceptable to us, if at all. If we are unable to obtain adequate financing, we could be forced to abandon our expansion plans, which would negatively affect our ability to compete in the marketplace and adversely affect our financial condition and ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 regarding uncertainty over our ability to continue as a going concern. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties which could hinder our ability to remain a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

If the outside contractors we currently use for bulk production of our lubricant and lotion products and production of our nutritional supplements fail to produce product in the volumes and quality that we require on a timely basis, we may be unable to meet demand for our products and may lose potential revenues.

We currently contract with specially equipped contractors to handle the large-scale mixing of the formulation components in our lubricant and lotion products. We also obtain our nutritional supplements from a third-party manufacturer. These external contractor relationships entail added costs and potential disruption to our finished goods schedule. These third-party contractors may encounter difficulties in production, including problems with quality control, quality assurance testing, shortages of qualified personnel, and compliance with federal, state and or other governmental regulations. Our contractors may not be able to expand capacity or to produce additional product requirements for us in the event that demand for our products increases. There can be no assurance that our contractors will be able to continue purchasing raw materials for our products from current suppliers or any other supplier on terms similar to current terms or at all. If these contractors were to encounter any of these difficulties, or experience any interruption in the availability of certain ingredients or significant increases in the prices paid for such materials, our ability to fulfill orders on a timely basis to our customers would be jeopardized. In the future, we intend to add the necessary industrial level mixing equipment to our current bottling facility to mix our own lubricant and lotion products, however, we cannot assure you when and if we will begin to mix such products in-house.

If we do not manage product inventory in an effective and efficient manner, our profitability could be adversely affected.

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product mix and product demand requirements and product expiration. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, or keep sufficient product on hand to meet demand. If we fail to manage inventory effectively, we may end up with unsold inventory that is past its expiration date and can no longer be sold. We periodically evaluate the composition of inventory and estimate an allowance to reduce inventory for slow moving, obsolete or damaged inventory. In 2012, we concluded that some of our nutritional supplement product inventory may expire prior to its expected sale and accrued an allowance related to such inventory. In addition, if we fail to anticipate demand for our products accurately, we may be required to record charges for idle plant capacity. In 2012 we recorded a $63,000 charge related to idle capacity. We cannot provide you with assurance that we will be able to manage our inventory effectively to avoid future similar charges and allowances in the future. Our failure to manage inventory effectively may lead to increased costs and adversely affect our results of operations.

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

Our new sales strategy of selling our products directly to retailers and our new marketing focus toward end consumers might not be successful and may decrease sales to our wholesale customers.

A component of our overall plan to increase sales, through greater inventory capacity and new product genres, includes selling products directly to retailers and direct marketing to the end retail consumers of our products. In 2012, we began selling our lubricant products directly to retailers and in December 2011, we began selling our complete product line directly to consumers through our online Wellness Store Prior to then, we had not sold any of our products directly to end consumers. We cannot assure you that this new sales and marketing strategy will be successful. As a result of our new sales and marketing strategies, our traditional wholesale and distributor customers may decrease purchases from us, which could lead to reduced sales and revenues from that particular revenue stream. In addition, in implementing our new strategy to sell our products to end consumers, we intend to employ various methods to drive and direct consumer traffic to our retail store, such as issuing coupons redeemable at our retail store. These methods may cause tension with our wholesaler and retailer customers that want to control such consumer traffic and cause such customers to retaliate by decreasing their purchase orders with us, which could have a material adverse effect on our business, financial condition, liquidity and operating results.

Our plan to implement new sales and marketing strategies to reduce sales and marketing related costs may not be successful.

Our sales and marketing strategies, which have predominantly focused on trade conventions and extensive travel to onsite visits to wholesale account customers, must become more efficient to increase profit margins.  We implemented a new sales and marketing strategy to increase sales and lower our costs per new account added and per order attained by using mass-contact methods such as, direct mail and online order solicitation from our customer contact management program on our proprietary server. These marketing and sales strategies apply to both of our product lines, personal lubricants and herbal supplements. For our lubricant product line only, we have embarked on a campaign to expand our presence in the large retail chain sector. This has been done through retail chain store industry shows and the establishment of a broker network for communicating with retail chain store buyers. We cannot assure you that these new sales and marketing methods will result in increased sales or decreased costs.

If we are unsuccessful in developing an online marketing strategy for our products, our sales may decline and cause an adverse effect on our results of operations.

Over recent years, we have observed a gradual decline in the number of onsite adult product stores in the U.S. and within our active wholesale customer database. Although many of these adult trade retail outlets have transformed into online sales venues, we have had to continually update and convert our marketing materials from point-of-purchase displays to online promotional graphics in HTML format. Our marketing strength for our lubricant and lotion products has traditionally been physical, point-of-purchase displays where consumers can physically see and hold our unique product packaging. It is uncertain whether our new online marketing strategy for such products will be as successful as our physical marketing displays. Our failure to implement a successful online marketing strategy may lead to fewer sales of such products and an adverse effect on our results of operations.

Governmental regulation of Internet-based commerce and the collection and use of personal information may adversely affect the growth of our business or hinder our marketing efforts.

Any new law or regulation, or the application or interpretation of existing laws, regarding Internet-based commerce may decrease the growth in the use of the Internet-based commerce or our online Wellness Store. Governmental regulation of Internet-based commerce continues to evolve in areas such as taxation, privacy, data protection, copyrights, patents, mobile communications and the provision of online payment services. We expect there will be an increasing number of laws and regulations implemented that govern Internet-based commerce, both in the United States and abroad. Unfavorable changes to regulations in these areas could harm our business.

The FTC has regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations governing the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and begun investigations of companies’ practices with respect to their users’ personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumer’s personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information. If we become a party to a similar investigation or become the subject of the FTC’s regulatory and enforcement efforts or those of other governmental bodies, our ability to collect demographic and personal information from users may be adversely affected, which could harm our marketing efforts.

A deterioration in trade relations between U.S. and China could negatively impact our inventory production capacity.

The majority of components for our personal lubricant product line, including bottles, caps and labels, are purchased from manufacturers based in China. Any deterioration in relations between the U.S. and China could adversely affect our ability to continue obtaining such components from our current Chinese suppliers or cause delays in obtaining shipments from such suppliers. Delays in obtaining such items could cause delays in fulfilling orders which could negatively affect our reputation and business. While there are alternative domestic sources for the components that we currently buy from China, obtaining components from domestic suppliers could increase costs and negatively affect our results of operations.

Our entry into the South American markets continues to be difficult which could negatively impact our expansion plans.

We have been attempting to gain initial shelf space for our lubricant products in South America for the past several years without success. The requirements to attain import licenses, such as the "anavisa" program in Brazil, continue to change without clear explanation. We have yet to execute an active distribution agreement with any wholesaler with access to the South American market for our lubricant products . Our failure to access the South American market could slow our current expansion plans. We are currently pursuing a distributor relationship in the Free-Trade Zone in Colon, Republic of Panama in order to sell our lubricant products throughout Central and South America, however, at this time we do not know the level or extent of interest in our product line among Panama-based distributors. We cannot assure you that we will be successful in executing an agreement with a distributor in Panama or in any country in South America for the sale and distribution of our lubricant products. Our failure to successfully expand sales of our lubricant products into the South American market could hinder our growth plans and business operations.

We intend to increase sales by expanding sales of our products to new international markets. We could incur substantial costs in connection with such expansion and may not be successful in expanding into new markets, which could materially adversely affect our growth and business operations.

We intend to expand sales of our products to new international markets in which we will become subject to different political, cultural, regulatory, economic, legal and operational risks. We may need to comply with the need to overcome regulatory and legal barriers in order to sell our products in such jurisdictions and we cannot assure you that we will be able to overcome such barriers. We may incur substantial costs in attempting to expand sales of our products to new international markets or in ensuring that are products are compliant with regulations in such areas, which could negatively affect our results of operations. We cannot assure you that consumers in such new markets will accept or purchase our products or that expanding into these new markets will generate significant revenues.

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

Both our receipt of product packaging components and our shipment of finished goods depend heavily on ship cargo container delivery. Threats of dock workers’ strikes highlight our potential vulnerability to shipping interruption. Any shipment delays in obtaining our product packaging or shipping our finished products to our customers could negatively impact our business, financial condition and results of operations.

Our planned website upgrades require extensive programming time and may not be completed within our anticipated timeline, which may negatively impact our expansion plans and results of operations.

While we have successfully launched our retail website, The Wellness Store, where consumers can purchase our full line of products, we are still in the process of developing an interactive sales and service website through which our wholesale customers can place orders, pay outstanding account balances and request all forms of customer service. We expect to have all online programming upgrades for our wholesale site functioning during 2013. Our failure to launch our wholesale website when anticipated may negatively impact our expansion plans and results of operations.

Our Las Vegas logistical center can be impacted by foul weather which can disrupt our operations.

Our product bottling and order fulfillment shipping operations can be interrupted by abnormal weather conditions in the high desert environment of Las Vegas, Nevada.  In the past, a rare snow storm caused enough roof damage to one of our warehouse facilities to temporary halt personnel and machinery functioning inside.  The occurrence of any future abnormal weather conditions could cause damage to our facility and possibly cause us to have to stop or delay operations again.  Although we have insurance to cover damage to our facilities, we may incur expenses relating to such damages, which could have a material adverse effect on our business and results of operations.

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

Some companies we seek to provide products and services to us may be concerned that associating with our company due to the adult nature of our products may prevent them from doing business with us. These companies may be reluctant to enter into or continue business relationships with us. We cannot assure you that we will be able to maintain our existing business relationships with the companies that currently provide services and products to us. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to higher costs. If we are unable to maintain our existing business relationships or enter into business relationships with other product and service providers in the future, our business, financial condition and results of operations may be materially adversely affected.

We may not be successful in attracting new consumer groups for our new nutritional supplement product line.

The retail consumers of our current topical gels, lotions and oils products are predominately onsite and online customers of adult products stores, independent and chain drugstores and women’s accessory boutiques. The success of our new lines of nutritional supplements will depend upon attracting a consumer following from customers of onsite and online grocery stores and wellness product merchants. The appeal of our new nutritional supplement products and the recognition of our trademarked logos by these new consumer groups could be less than we currently anticipate.  Our failure to attract new consumers for these products may result in increased costs and cause a material adverse effect on our results of operations.

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

Our current trademark protections might not translate over to our new nutritional supplement products categories.

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

We may be subject to claims of infringement or other violations of intellectual property rights. Whether or not such a claim is valid, receipt of these notices could result in significant costs and diversion of the attention of management from our business operations. To the extent that any claim brought against us is successful, we may have to pay monetary damages or discontinue sales of any of our products that are found to be in violation of another party’s rights, which could result in a material adverse effect on our financial condition and results of operations.

Our inexperience in dealing with the Food & Drug Administration (the “FDA”) may harm our ability to offer nutritional supplement products.

Our product expansion into nutritional supplements requires expert guidance with respect to FDA rules and procedures. During a previous labeling application with the FDA to obtain 510(k) certification for one of our products, we spent over three years and $300,000 for a selected expert to guide us through the approval process, but no tangible result or decision was obtained. We are no longer pursuing 510(k) certification, as it is not required for our current product line and production facilities. We have sought the assistance of an expert in FDA regulations in connection with the introduction of our nutritional supplements to assist us with compliance with FDA and other regulations related to our sale of such products. Obtaining advice and guidance from experts with respect to FDA and other governmental rules and regulations may result in increased costs, which may adversely affect our results of operations.

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

The development and sale of our topical lubrication and nutritional supplement products exposes us to the risk of damages from product liability or other consumer claims. Such claims may arise despite our quality controls, proper testing and instruction for use of our products. In addition, our nutritional supplement products, which are not subject to pre-market regulatory approval in the U.S., may contain ingredients that cause adverse reactions in people that ingest such supplements. As a marketer and seller of nutritional supplements, we may be subject to various product liability claims, including claims that our supplements contain contaminants or do not include adequate warnings regarding side effects and interactions with other substances. If a product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in breaches of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.  Any product liability claims related to our products would harm our reputation, which could cause a decrease in sales of our products and negative effect on our business operations. Although we have obtained product liability insurance as well as certificates of insurance from our suppliers of lubricant and herbal supplements that name us as an additional insured, we may not be able to obtain sufficient amounts from our insurance policies to cover a product liability claim. Any reduction in revenues or substantial costs related to product liability claims would materially adversely affect our business and results of operations.

We will be subject to competition from numerous companies, including a number of multi-national companies that have significantly greater financial and other resources.

The sexual wellness and nutritional supplement industries are highly competitive and very fragmented. With no significant barriers to enter these markets, we believe that competition in these industries will intensify. We compete with hundreds of large and small companies, including large multi-national companies in the topical lubricant and gel market, such as Johnson & Johnson, the maker the most recognized personal lubricant product, K-Y Jelly, and numerous other multi-national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since many of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products and nutritional supplements. Any delays in our development or release of new products in response to changing customer preferences could materially adversely affect our operating results and financial condition. Our existing competitors and future potential competitors may develop or market products that will be more accepted in the marketplace than our products. Competition in the sexual wellness business is based on product price, quality of the products, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. We cannot assure you that we will have the resources to compete successfully with our competitors.

The implementation of new regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the U.S. and other jurisdictions to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on the marketing and sale of such products.  For example, in the U.S., there has been a push to increase the FDA’s regulatory authority of nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  Currently, our nutritional supplement products are not subject to pre-market FDA approval. If regulations are adopted to require pre-market approval supplements or ingredients, our sale and release of new nutritional supplements cold be delayed or inhibited. The adoption of similar laws in other countries in which we intend to expand sales of our nutritional supplements could also harm our business. The FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) in December 2009. The Guides state that advertisements that feature a consumer and his or her atypical experience with a product must clearly disclose the results that consumers generally can expect with such product. In addition, the Guides require disclosure of any material connections between an endorser and the company whose products he or she is endorsing. If we fail to comply with the Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing strategy.

Our or our third-party manufacturers’ failure to comply with good manufacturing practices could harm our business operations.

All manufacturers and suppliers of nutritional supplements must comply with applicable current good manufacturing practice, or cGMP, regulations for the manufacture of our nutritional supplement products, which are enforced by the FDA through its facilities inspection program. The FDA may conduct inspections of our third party manufacturers to assure they are in compliance with such regulations. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Our manufacturers may be unable to comply with these cGMP requirements and with other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any products supplied to us is compromised due to a third party manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to successfully sell our products. We cannot assure you that our third-party manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws and regulations, including cGMP requirements.

Failure to protect against security breaches and inappropriate use by Internet users could adversely affect our company.

We collect and retain a large amount of internal and customer data, including credit card numbers and other personally identifiable information of our customers, as well as personally identifiable information about our employees. The security of this data may potentially be breached due to a number of risks, including cyber-attack, system failure, human error, computer virus, or unauthorized or fraudulent use by customers or company employees. Any failure on our part to effectively prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations or damage our brand and reputation.  Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceedings. We cannot assure you that our systems are completely secure from security breaches or sabotage. We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our online Wellness Store to purchase our products, which could adversely affect our sales and results of operations.

Computer viruses may cause delays or other service interruptions, which may materially adversely affect our ability to operate our business and result in damage to our reputation. If a computer virus affecting the Internet in general is highly publicized or particularly damaging, our customers may not use the Internet or may be prevented from using the Internet to access our Wellness Store, which would have an adverse effect on sales of our products. The inadvertent transmission of computer viruses could also expose us to a material risk of loss or litigation and possible liability. The Company may be required to expend capital and resources to protect against or alleviate system failures or disruptions, which could negatively affect our results of operations.

Credit card and debit card fraud and other fraud could adversely affect our business.

Our consumer customers typically pay for their online orders through our Wellness Site with debit or credit cards. Our revenues and gross margins could decrease if we experienced significant credit card and debit card fraud. Failure to adequately detect and avoid fraudulent credit card and debit card transactions could cause us to lose our ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, widespread credit card and debit card fraud may lessen our customers’ willingness to purchase products through our online Wellness Store, which could materially adversely affect our sales, financial condition and results of operations.

We may need additional capital to implement our current business strategy, which may not be available to us.

We currently depend on net revenues and borrowings under our line of credit to meet our short-term cash requirements.  In order to grow revenues, sustain profitability and remain a going concern, we will need additional capital.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  The inclusion by our independent registered accounting firm of a going concern statement in its report on our financial statements as of and for the year ended December 31, 2012 may make it more difficult for us to raise additional capital. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in the marketplace and adversely affect our financial condition.

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

We may not be able to extend or renew our current revolving credit facility with Wells Fargo Bank on terms reasonably acceptable to us, if at all.

We have generally financed our operations through contributions from our majority stockholder, sales of equity securities, and borrowings under a line of credit with Wells Fargo Bank.  Our revolving line of credit with Wells Fargo Bank provides for borrowings of up to $500,000.  Our President and Chief Executive Officer, Scott Fraser, personally guarantees our borrowings under the line of credit. If the bank upon renewal of the line of credit were to continue to insist on a personal guarantee from Mr. Fraser to renew the line of credit and Mr. Fraser is unwilling or unable to provide such guarantee, we may not be able to renew our line of credit. If we are unable to renew our line of credit with Wells Fargo Bank and cannot locate additional financing sources to replace such line of credit, our cash flow could be adversely affected.

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

We have rapidly and significantly expanded our operations since our inception and will endeavor to further expand our operations in the future with our current plans to triple our output capacity at our bottling facility.  Any additional significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, sales and marketing and other purposes.  During any growth phase, we may face problems related to our operational and financial systems and controls, including quality control and customer service capacities.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

The global economy is currently struggling to recover from a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, continued high unemployment, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. Current market conditions could impair our ability to raise additional capital when needed for our operations and planned expansion. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

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

In April of 2012, we adopted the 2012 Omnibus Incentive Plan under which we may grant securities to compensate employees and other service providers, which could result in share-based compensation expenses and, therefore, reduce net income.

In April of 2012, we adopted the 2012 Omnibus Incentive Plan under which we may grant equity awards to qualified employees, directors and service providers. Under current accounting rules, we will be required to recognize share-based compensation as a compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges. The additional expenses associated with share-based compensation may reduce the attractiveness of issuing equity awards under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

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

Our common stock is quoted on the OTCQB under the symbol “EMPO” and the trading volume has been low. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  FINRA has enacted changes that limit quotations on the OTCQB to securities of issuers that are current in their reports filed with the SEC. The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market and NYSE MKT. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market and NYSE MKT. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original purchase price or at any price. We cannot predict how actively our shares will trade on the OTCQB or whether the price of our shares in the public market will reflect our financial performance.

The market price and trading volume of shares of our common stock may be volatile.

Our common stock is quoted on the OTCQB under the symbol “EMPO”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The former shareholder of EP Nevada, Scott Fraser, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of March 29, 2013, 1% of our issued and outstanding shares of common stock was approximately 623,889 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to Rule 144, or pursuant to any registration statement declared effective by the SEC, may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and without voluntary compliance with such provisions, our stockholders will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, and independent director nomination, audit and compensation committees.  Unless we voluntarily elect to comply with those obligations, investors in our shares will not have the protections offered by those corporate governance provisions. As of the date of this report, we have not elected to comply with any regulations that do not apply to us. We currently have a board of directors that consists of two members, neither of which are considered independent pursuant to the rules of the NYSE, NYSE MKT or NASDAQ. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we cannot assure that we will do so or that such application will be approved.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2012, as disclosed in “Item 9A. Controls and Procedures”  and concluded that our internal control over financial reporting was ineffective as of December 31, 2012. We determined that we had material weaknesses due to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) inadequate reporting processes in relation to the consolidation of our subsidiary’s financial information, (d) an inadequate number of independent board members and lack of an independent audit committee, and (e) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted material weaknesses in internal control over financial reporting.

Management has retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate this weakness. This will create a position whereby certain aspects of the operations will become more segregated, which is consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.

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

We may not realize the benefits that we hope to receive as a result of the Merger, which include:

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly reporting company.

There can be no assurance that any of the anticipated benefits of the Merger will be realized with respect to our business operations.  In addition, the attention and effort devoted to achieving the benefits of the Merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company pursuant to the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC. Our management and other personnel devote a substantial amount of time and resources in complying with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We began complying with these rules in 2011. In 2012, we began complying with the rules for detailed footnote tagging. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently quoted for trading on the OTCQB may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

We also lease approximately 3,800 square feet of additional manufacturing facility space at 3375 W. Oquendo Road in Las Vegas, which is located next to our other manufacturing facilities. Pursuant to the lease, which expires on May 31, 2013, our annual rent is $48,000, which is payable in equal monthly installments. Pursuant to the lease, we were also granted an option to purchase the leased premises, which we may exercise at any time until the expiration date of the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “EPMO”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Shares of our common stock did not begin trading until the quarter ended September 30, 2011.

The following table sets forth the high and low trade information for our common stock for each quarter since the Company’s stock began trading. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
September 30, 2011	$1.25	$1.00
December 31, 2011	$1.25	$1.15
March 31, 2012	$1.25	$1.15
June 30, 2012	$1.32	$0.80
September 30, 2012	$1.20	$0.70
December 31, 2012	$1.11	$0.12

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

Stockholders

As of March 28, 2013 we had 47 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2012 or 2011.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Pursuant to a Share Repurchase and Cancellation Agreement dated June 30, 2011 (the “Repurchase Agreement”) by and between the Company, OT Filings and Suzanne Fischer, we repurchased 223,370,000 shares of our common stock (the “Repurchased Shares”) from Suzanne Fischer for a repurchase price of $50,000 and all of the issued and outstanding shares of OT Filings.  Upon the repurchase, all of the Repurchased Shares were cancelled and the repurchase price of $5,000 was recorded as an expense in the period. The remaining $45,000 was paid out of OT Filings cash on-hand prior to the transfer of operating assets and liabilities of the pre-merged OT Filings to Suzanne Fischer.

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

In June 2011, we entered into a new 24-month lease agreement for a new manufacturing facility adjacent to our current facility 24 month lease.  Rental expenses under the lease total $4,000 per month.  We were also granted a purchase option to purchase the new facility at any time during the term of the lease.

In March 2011, EP Asia acquired substantially all of the assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  The purchase price for the Polarin assets was approximately $59,000, which was derived by EP Nevada canceling certain accounts payable owed by Polarin to EP Nevada in exchange for assets assumed.

We recently began selling personal lubricants directly to mass retail chain stores in the U.S. During fiscal 2012, we received our first purchase orders for our personal lubricant products from Target.com, a division of the Target Corporation and Walgreen Co. We also received our first purchase order from Wal-Mart Stores, Inc. for our lubricant products in February 2013.

Results of Operations

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Years Ended December 31,
	2012		2011
	(in thousands)
Revenues	$3,000	100.0%	$2,985	100.0%
Cost of revenue	1,348	44.9%	1,765	59.1%
Gross profit	1,652	55.1%	1,220	40.9%

Selling and distribution	897	29.9%	1,054	35.3%
Research and development	1	*	10	*
General and administrative	1,039	34.7%	1,162	38.9%

Loss from operations	(285)	9.5%	(1,006)	33.7%

Interest income	-	*	1	*
Interest expense	(22)	.8%	(21)	*

Net loss	$(307)	10.3%	$(1,026)	34.4%

* Less than 0.1%.

Years Ended December 31, 2012 and 2011

Revenue. Revenues for the year ended December 31, 2012 were approximately $3.0 million, compared to revenues of approximately $3.0 million in the comparable period in 2011, an increase of 0.4%.  The increase was primarily the result of price increases instituted in January of 2012 offset by lower quantities of units sold.

Cost of revenue. Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the year ended December 31, 2012 was approximately $1.3 million as compared to approximately $1.8 million in the comparable period in 2011, a 27.8% decrease.  The decrease in cost of revenues was primarily the result lower quantities of goods being sold during the year and sourcing of local and less expense inventory. In addition, during our second quarter ended June 30, 2012, the Company had certain idle capacity which was recorded to general and administrative expenses instead of cost of revenues in the amount of approximately $63,000. No such idle capacity was experienced in 2011.

Gross profit. In the year ended December 31, 2012, our gross profit increased to approximately $1.7 million, from approximately $1.2 million in the year ended December 31, 2011. During the same period, our gross profit margin increased to 55.1%, up from 40.9% in the previous year.  This increase in our gross profit margin is mainly due to price increases instituted in January of 2012 and greater cost controls.

Selling and distribution expenses. Selling and distribution expenses for the year ended December 31, 2012 were approximately $900,000, or 29.9% of revenues, which decreased from selling and distribution expenses of approximately $1.1 million, or 35.3% of revenues, for the comparable period in 2011. The decrease in selling and distribution expenses was mainly due to lower quantities of goods being ordered and shipped, and the implementation of a refined sales model which targeted larger retail chains rather than many smaller distribution channels which typically utilize more of our resources.

Research and development expenses. Research and development expenses for the year ended December 31, 2012 were approximately $1,000 compared to approximately $10,000 for the year ended December 31, 2011, a decrease of approximately $9,000.  We added no new products in 2012, as we concentrated on promoting our existing product line, resulting in the decrease in research and development expenses.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 were approximately $1.0 million, or 34.7% of revenues, compared to approximately $1.2 million, or 38.9% of revenues, for the year ended December 31, 2011, a decrease of $0.2 million.  The decrease was due primarily to a decrease in legal and accounting fees, which were incurred in 2011 as part of the Merger, and a reduction in salaries and wages partially offset by certain 2012 idle capacity costs of $63,000.

Income taxes. No expense or benefit from income taxes was recorded in the years ended December 31, 2012 or 2011 due to the net operating loss in 2012 and 2011.

Net loss. We had net loss of approximately $307,000 for the year ended December 31, 2012 compared with net loss of approximately $1.0 million for the year ended December 31, 2011. The decrease in our net loss was primarily due to increased profit margins, a decrease in selling and distribution expenses offset by the costs associated with operating as a publicly traded company.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $117,000 as of December 31, 2012, as compared to approximately $863,800 as of December 31, 2011.

We have generally financed our operations through contributions from our majority stockholder, sales of equity securities, and borrowings under a line of credit.  We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of December 31, 2012, we had borrowings of approximately $346,000 outstanding under this line of credit.  Our President and Chief Executive Officer personally guarantees our borrowings under the line of credit. The Company did have approximately $562,000 of cash that is restricted and tied to its line of credit.

For the year ended December 31, 2012, net cash used in operating activities was approximately $589,700, as compared to net cash used in operating activities of approximately $1,065,600 for the comparable period in 2011. The decrease in net cash used in operating activities was is primarily attributable to a decrease in net loss of approximately $720,000 due mainly to reduced general and administrative expenses and selling and distribution expenses. Approximately $530,000 of this change pertained to the paydown of accounts payable and accrued expenses offset by a reduction in inventory purchases of approximately $127,000.

Net cash used in investing activities was approximately $35,000 for the year ended December 31, 2012 compared to approximately $170,000 for the comparable period in 2011. The decrease of cash used in investing activities was primarily attributable to reduced legal fees for trademarks and fewer purchases of equipment.

Net cash used in financing activities was approximately $122,000 for the year ended December 31, 2012 as compared to net cash provided by financing activities of approximately $2.1 million for the comparable period in 2011. The decrease in net cash provided by financing activities is primarily attributable repayments on the line of credit and no further proceeds from the private placement of common stock.

For the years ended December 31, 2012 and 2011, our inventory turnover was 1.6 and 2.9 times, respectively. The average days outstanding of our accounts receivable as of December 31, 2012 was 44 days, as compared to 50 days as of December 31, 2011.

In 2012, we have spent approximately $5,000 on upgrades to our bottling equipment. Purchases of additional equipment will be based on demand.

Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, may not provide sufficient funds to finance our operations for the next twelve months. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the related party vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through December 31, 2012, the Company made purchases of approximately $100,000 under the purchase obligation.

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

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $57,000 was made at December 31, 2012. No allowance was necessary at December 31, 2011.

Trademarks and other intangibles

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. Other intangibles consisted of customer lists acquired in 2011 and website development costs incurred in 2012. Other intangible assets are amortized over their useful lives ranging from 2 to 5 years.

Recent accounting pronouncements

See Note 5 to our consolidated financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information beginning on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are internal controls and other internal audit procedures that are designed and adopted by management to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include, without limitation, internal controls and internal audit procedures designed to ensure that all necessary information required to be disclosed by the Company in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

We did not maintain effective controls over the period-end financial close and reporting processes. The specific deficiencies contributing to these material weaknesses related to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) inadequate reporting processes in relation to the consolidation of our subsidiary’s financial information, (d) an inadequate number of independent board members and lack of an independent audit committee, and (e) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting.

Management has retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate this weaknesses. This will create a position whereby certain aspects of the operations will become more segregated, which is consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Scott Fraser	48	President, Chief Executive Officer and Chairman of the Board
Kurt Weber	59	Chief Financial Officer, Chief of Operations and Director

Background of Officers and Directors

The following is a brief summary of the background of each director and executive officer of the Company:

Scott Fraser. Mr. Fraser has served as the President, Chief Executive Officer, and Chairman of the Board of Empowered Products, Inc. since June 2011. He has served as the President, Treasurer, Secretary and sole Director of EP Nevada since March 2004. Since October 1999, Mr. Fraser has also served as the President of Contrarian Press, LLC. Mr. Fraser received a bachelor’s degree in Speech Communication from San Diego State University in 1988. Mr. Fraser, as the founder of EP Nevada in 2002, has extensive knowledge of our business operations which qualifies him to serve on our board of directors.

Kurt Weber. Mr. Weber has served as the Company’s Controller and Chief of Operations since June 2011 and as the Chief of Operations and Controller of EP Nevada since October 2006. He was promoted to Chief Financial Officer in 2012. He was appointed as a director of the Company in February 2013. Mr. Weber received a bachelor’s degree in history from Stonehill College in 1976, a Master of Divinity from St. Michael’s in Toronto, Canada in 1981 and an MBA from the University of Phoenix in 2004. We believe that Mr. Weber is qualified to serve as a director of the Company due to his experience in the retail and service industries and his extensive knowledge of the Company and its operations.

Family Relationships

There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

In September 2003, Mr. Fraser consented, without admitting or denying liability, to the entry of an administrative order by the SEC in which he agreed to cease and desist from committing or causing any violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations made in advertisements soliciting subscriptions to an investment newsletter publication.

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

Board of Directors and Committees and Director Independence

Neither of directors are considered independent directors under Section 803A(2) of the NYSE MKT Company Guide, even though such definition does not currently apply to us because we are not listed on the NYSE MKT.

Nominating Committee

Our board of directors participate in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The board of directors will also evaluate whether the candidates’ skills and experience are complementary to the existing board’s skills and experience as well as the board of directors’ need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that the board of directors believes best suit our needs.

The board of directors will consider nominees for the board of directors recommended in good faith by stockholders of the Company, provided those nominees meet the requirements of the Listing Standards. Stockholders should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company’s secretary. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). The board of directors may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Compensation Committee

The board of directors does not have a compensation committee. Our Chief Executive Officer determines the compensation of our executive officers.

Audit Committee and Audit Committee Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors.

Code of Business Conduct and Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2012, all filing requirements were timely satisfied except that Mr. Fraser did not file on a timely basis three reports and three transactions and Mr. Weber did not file a Form 3 on a timely basis and did not file on a timely basis one report and one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to us and EP Nevada for the two fiscal years ended December 31, 2012 and 2011 of the principal executive officer, in addition to our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Scott Fraser	2012	177,792	-	-	177,792
President, Chief Executive	2011	109,901	-	-	109,901
Officer and Chairman of the Board

Kurt Weber (1)	2012	100,254	-	-	100,254
Chief Financial Officer, Chief of Operations and Director	2011	93,653	-	-	93,653

(1) Mr. Weber was appointed as a director in February 2013.

Our officers are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2012 Omnibus Incentive Plan (the “Plan”). Grants of such awards are at the discretion of our board of directors.

Outstanding Equity Awards at 2012 Fiscal Year End

There were no outstanding equity awards as of December 31, 2012.

Employment Agreements

We have no employment agreements with any of our executive officers.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2012 by members of board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Fischer (1)	-	-	-	-	-	-	-
Scott Fraser	-	-	-	-	-	-	-

(1) Ms. Fischer resigned as a director of the Company on January 7, 2013.

We currently do not pay our directors for their service on our board of directors, as each of our current directors is an officer of the Company.

Directors are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under the Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Empowered Products, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	5,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	5,000,000

As of March 29, 2013, there were 2,300,000 shares available for issuance pursuant to the Plan.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock as of March 29, 2013, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 29, 2013, excludes 2,000,000 shares of common stock underlying outstanding warrants and 2,700,000 shares of common stock underlying outstanding options. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Empowered Products, Inc. 3367 West Oquendo Road, Las Vegas, Nevada 89118.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class (1)

Directors and Named Executive Officers

Scott Fraser	President, Chief Executive Officer and Chairman of the Board	40,004,000	(2)	64.1%
Kurt Weber	Chief Financial Officer, Chief of Operations and director	1,002,500	(3)	1.6%

Officers and Directors as a Group (total of 2 persons)		41,006,500	(3)	64.7%

5% or More Owners

New Kaiser Limited		4,000,000	(4)	6.2%

(1)	Each stockholder’s percentage of ownership in the above table is based upon 62,388,856 shares of the Company’s common stock outstanding as of March 29, 2013.

(2)	Includes 2,000,000 shares of common stock held in trust for the benefit of his minor children. Mr. Fraser does not have voting or dispositive rights to the shares held by the trust, but has the right to acquire direct ownership of such shares at any time.

(3)	Includes options to purchase 1,000,000 shares of common stock.

(4)	Includes warrants to purchase 2,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Empowered Products, Inc.

Empowered Products, Inc. and its subsidiary, EP Nevada, have interlocking executive and director positions with us. Scott Fraser, a director and the President and Chief Executive Officer of our company, is also the sole director and officer of EP Nevada. Kurt Weber, our Chief Financial Officer and Chief of Operations, is also the Controller and Chief of Operations of EP Nevada.

Lease with Affiliated Party

We rent 11,000 square feet of office and manufacturing space from an affiliate that is controlled by Scott Fraser, our Chief Executive Officer, under a triple net lease expiring on February 28, 2014. Monthly base rent under the lease is $7,000.

Investor Relations/Sales & Marketing Services Agreement

In July 2011, we entered into an Investor Relations/Sales and Marketing Services Agreement (“IR & Sales Agreement”) with Contrarian Press, LLC (dba Contrarian Wealth Coalition) (“Contrarian Press”), a company wholly-owned by Scott Fraser, our President and Chief Executive Officer and majority stockholder. The term of the agreement is one year, unless terminated either by either party on a material breach by the other party that is not cured by the breaching partying within 14 days after receiving written notice of the breach by the non-breaching party. Pursuant to the IR & Sales Agreement, Contrarian Press provides advice and counsel to our officers and employees concerning our stockholder and consumer base and feedback received from our stockholders and consumers. We will also pay Contrarian Press a monthly consulting and service fee of $14,500 and reimburse Contrarian Press for certain expenses it incurs while performing its obligations under the agreement. In 2012 and 2011, we paid Contrarian Press an aggregate of $227,819 and $194,692, respectively, pursuant to the IR & Sales Agreement.

Guarantee by President and Chief Executive Officer

Our President and Chief Executive Officer, Scott Fraser, personally guarantees our line of credit with Wells Fargo Bank.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. We expect our board of directors to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by PKF Certified Public Accountants (“PKF”) for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by PKF during those periods.

	Year ended December 31,
	2012	2011

Audit Fees(1)	$62,486	$102,652
Audit-Related Fees	-	-
Tax Fees	5,949	4,400
All Other Fees	-	-
Total	$68,435	$107,052

(1) These are fees for professional services performed by PKF for the audit of our annual financial statements for 2012 and 2011 and review of our quarterly reports for 2012 and 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas on March 29, 2013.

Empowered Products, Inc.
(Registrant)

Dated: March 29, 2013	/s/ Scott Fraser
By: Scott Fraser
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 29, 2013
/s/ Scott Fraser	Chairman of the Board
By: Scott Fraser	(Principal Executive Officer)

/s/ Kurt Weber	Chief Financial Officer and Director	March 29, 2013
By: Kurt Weber	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated as of June 30, 2011 by and among the Empowered Products, Inc., EPI Acquisition Corp., EPI Name Change Corp. and Empowered Products Nevada, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
2.2*	Asset Purchase Agreement dated March 31, 2011 by and among Empowered Products Nevada, Inc., Empowered Products Asia Limited and Polarin Limited (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 13, 2011).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.4	Articles of Merger (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.1	Warrant issued to New Kaiser Limited dated July 7, 2011 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.2	Business Lending Confirmation for Line of Credit dated February 9, 2011 by and between for Empowered Products Nevada, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.3	Renewal Notice for Line of Credit from Wells Fargo Bank, National Associated dated November 5, 2012.
10.1	Assignment and Assumption Agreement dated as of June 30, 2011 by and between the registrant and OT Filings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.2	Share Repurchase and Cancellation Agreement dated as of June 30, 2011 by and among the registrant, OT Filings, Inc. and Suzanne Fischer (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.3	Promissory Note made by Empowered Products Nevada, Inc. in favor of New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.4	Security Agreement by and between the Empowered Products Nevada, Inc. and New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.5	Subscription Agreement dated June 30, 2011 by and between Empowered Products, Inc., and New Kaiser Limited (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6	Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B5 (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.7	Commercial Lease Agreement dated March 1, 2012 by and between Empowered Products, Inc. and EGA Research LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).
10.8	Investor Relations/Sales & Marketing Services Agreement dated as of July 1, 2011 by and between the registrant and Contrarian Press, LLC (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

10.9		Agreement for Manufacture and Sale of Goods dated as of August 1, 2011 by and between the registrant and Mobile Samples America Corp. (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).
10.10		Empowered Products, Inc. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(a)		Form of Stock Option Agreement for. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(b)		Form of Restricted Stock Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(c)		Form of Restricted Stock Unit Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(d)		Form of Stock Appreciate Right Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(d) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).
23.1		Consent of PKF Certified Public Accountants.
31.1		Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

EMPOWERED PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Empowered Products, Inc.

We have audited the accompanying consolidated balance sheets of Empowered Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empowered Products, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred negative cash flows and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ PKF
March 29, 2013	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

Empowered Products, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$116,990	$863,766
Restricted cash	561,530	561,411
Accounts receivable, less allowance for doubtful accounts of $33,271 in 2012 and $49,000 in 2011	357,039	346,332
Inventory, net	873,881	767,755
Prepaid and other current assets	65,107	161,344
Total current assets	1,974,547	2,700,608

Plant and equipment, net	229,769	287,793
Trademarks and other intangibles, net	542,202	518,475
Other assets	34,606	5,660
Total assets	$2,781,124	$3,512,536

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$346,042	$468,521
Accounts payable and other accrued expenses	124,714	426,240
Total current liabilities	470,756	894,761

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,200,000,000 shares authorized, 62,388,856 shares issued and outstanding	62,389	62,389
Additional paid-in capital	6,089,899	6,089,899
Accumulated deficit	(3,841,920)	(3,534,513)
Total stockholders' equity	2,310,368	2,617,775
Total liabilities and stockholders' equity	$2,781,124	$3,512,536

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Revenue	$3,000,451	$2,985,015
Cost of revenue	1,348,616	1,765,124
Gross profit	1,651,835	1,219,891

Selling and distribution	897,055	1,054,305
Research and development	721	10,141
General and administrative	1,039,312	1,161,532

Loss from operations	(285,253)	(1,006,087)

Interest income	121	500
Interest expense	(22,275)	(20,688)

Net loss	$(307,407)	$(1,026,275)

Loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding for basic and diluted	62,388,856	152,290,144

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional		Total
	Number		Paid-In	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	243,758,856	$243,759	$3,855,793	$(2,508,238)	$1,591,314

Recapitalization	40,000,000	40,000	(40,000)	-	-

Repurchase and cancellation of shares	(223,370,000)	(223,370)	223,370	-	-

Issuance of common stock	1,500,000	1,500	1,498,500	-	1,500,000

Issuance of common stock in exchange for note payable	500,000	500	499,500	-	500,000

Capital contributions	-	-	52,736	-	52,736

Net loss	-	-	-	(1,026,275)	(1,026,275)

Balance, December 31, 2011	62,388,856	62,389	6,089,899	(3,534,513)	2,617,775

Net loss	-	-	-	(307,407)	(307,407)

Balance, December 31, 2012	62,388,856	$62,389	$6,089,899	$(3,841,920)	$2,310,368

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows used in operating activities:
Net loss	$(307,407)	$(1,026,275)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	68,922	57,835
Provision for doubtful accounts	(15,729)	37,883
Inventory write down	56,746	-
Changes in assets and liabilities:
Increase in restricted cash	(119)	(500)
Decrease in accounts receivable	5,022	36,421
Increase in inventory	(162,872)	(290,626)
Decrease (increase) in prepaid and other current assets	96,237	(108,886)
Increase in other assets	(28,946)	(293)
(Decrease) increase in accounts payable and other accrued expenses	(301,526)	228,831
Cash flows used in operating activities	(589,672)	(1,065,610)

Cash flows used in investing activities:
Purchases of plant and equipment	(8,198)	(125,379)
Payment of fees for trademarks and other intangibles	(26,427)	(44,599)
Cash flows used in investing activities	(34,625)	(169,978)

Cash flows provided by financing activities:
Note payable proceeds	-	500,000
Capital contributions	-	52,736
Proceeds from private placement of common stock	-	1,500,000
Line of credit (repayments) draws, net	(122,479)	17,675
Cash flows (used in) provided by financing activities	(122,479)	2,070,411

Net (decrease) increase in cash and cash equivalents	(746,776)	834,823

Cash and cash equivalents at the beginning of the year	863,766	28,943

Cash and cash equivalents at the end of the year	$116,990	$863,766

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Note 1. Nature of Operations

Empowered Products, Inc. and Subsidiaries (“the Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia. All of its business has been categorized as one segment.

Note 2. Recapitalization and Merger

On June 30, 2011, the Company completed a reverse merger transaction, pursuant to an Agreement and Plan of Merger, dated June 30, 2011 (the “Merger Agreement”), by and among the Company, EPI Acquisition Corp. (“Acquisition Sub”), EPI Name Change Corp. (“Name Change Merger Sub”), and Empowered Products Nevada, Inc. (“EP Nevada”) pursuant to which EP Nevada merged with and into Acquisition Sub with EP Nevada continuing as the surviving entity (the “Merger”). In contemplation of the Merger, the Company effectuated a 44-to-1 forward stock split whereby each share of its issued and outstanding common stock was converted into forty-four shares of common stock. In connection with this stock split, the Company’s board of directors approved an increase in the total authorized shares of common stock of the Company from 50,000,000 to 2,200,000,000. Upon the closing of the Merger, the Company changed its name from “On Time Filings, Inc.” to “Empowered Products, Inc.” Upon consummation of the Merger, each outstanding share of EP Nevada common stock was exchanged for 4 shares of the Company’s common stock. As a result of the Merger, the sole stockholder of EP Nevada common stock received 40,000,000 shares of the Company’s common stock. Immediately after the closing of the Merger, the Private Placement (see Note 10) and the cancellation of 223,370,000 shares of common stock pursuant to the Repurchase Agreement, described below, the Company had 62,388,856 shares of common stock issued and outstanding, no issued shares of preferred stock, no options and warrants to purchase 2,000,000 shares of common stock issued and outstanding.

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

Note 3. Basis of Presentation and Accounting Policies

Going concern

As of December 31, 2012, the Company has cash and cash equivalents of approximately $117,000 and an accumulated deficit of approximately $3.8 million. For the year ended December 31, 2012, the Company generated negative cash flows from operating activities of approximately $590,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has managed to generate revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations. However, there is no assurance that the Company will be able to obtain additional debt of equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Reclassifications

Certain balances on the consolidated statement of operations have been reclassified to conform to current period presentation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the years ended December 31, 2012 and 2011 approximated $39,000 and $60,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2012 and 2011, the Company incurred approximately $347,000 and $182,000, respectively, in advertising and marketing expenses.

At times the Company provides free products to various organizations and entities for promotional purposes. The cost of the free product is recognized in advertising and marketing.

Depreciation

Plant and equipment are recorded at cost and depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FASB ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at December 31, 2012 and 2011.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $111,000 and $87,000 at December 31, 2012 and 2011, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $57,000 and $0 was recorded at December 31, 2012 and 2011.

Concentration of credit risk

The Company had two vendors that made up approximately 14% and 11% of total purchases during the year ended December 31, 2012. These same two vendors made up approximately 17% and 10% of total purchases during the year ended December 31, 2011.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at December 31, 2012 and 2011 was approximately $516,000 and $507,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2012 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired. Other intangibles consisted of customer lists acquired in 2011 and website development costs incurred in 2012. At December 31, 2012 and 2011, customer lists of approximately $9,000 and $11,000, respectively, are being amortized on the straight-line basis over the next four years. For the years ended December 31, 2012 and 2011, the amortization expense associated with these assets were $2,700 and $2,025, respectively. At December 31, 2012 and 2011, website development costs of approximately $17,000 and $0, respectively, are being amortized over the estimated useful life of two years. The Company has not yet recognized any amortization expense associated with these costs.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At December 31, 2012 and 2011, no impairment losses were recorded.

Note 4. Earnings (Loss) per Share (“EPS”)

Earnings (loss) per share are calculated in accordance with the FASB ASC 260, Earnings Per Share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2012	2011

Net loss available to common shares	$(307,407)	$(1,026,275)
Basic:
Weighted average shares	62,388,856	152,290,144
Diluted:
Weighted average shares, basic	62,388,856	152,290,144
Dilutive effect of warrants	-	-
Weighted average shares, diluted	62,388,856	152,290,144

Basic loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)

Weighted average anti-dilutive shares excluded from diluted EPS	2,000,000	969,863

Note 5. Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC Topic 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only and, therefore, adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 6. Concentrations of Credit Risk

The Company maintains its cash balances, including restricted cash, at a single financial institution. The balance may at times exceed insured limits.

There were no revenues earned from any single customer in excess of 10% of total revenue for the years ended December 31, 2012 and 2011. However, accounts receivable included approximately 12% due from one customer and 28% due from two customers at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral. The Company does not believe that its customers’ credit risk represents a material risk of loss to the Company.

The Company currently buys all of its lubricant from three suppliers. In addition, the Company currently buys all of its bottling and dispensing materials from one supplier. Although there are a limited number of manufacturers of this particular product, management believes that other suppliers could provide similar lubricant on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Note 7. Inventory

Inventory consists of the following at:

	December 31,
	2012	2011

Raw materials	$515,451	$418,576
Finished goods	415,176	349,179
	930,627	767,755
Less: inventory reserve	(56,746)	-
	$873,881	$767,755

Note 8. Plant and Equipment, net

Depreciation for the years ended December 31, 2012 and 2011 was approximately $66,000 and $56,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	December 31,
Category	Useful Lives	2012	2011

Manufacturing and computer equipment	5 - 7 Years	$381,618	$376,218
Office furniture and computer software	3 - 7 Years	78,490	75,692
Vehicles	5 Years	19,442	19,442
		479,550	471,352
Less: accumulated depreciation		(249,781)	(183,559)
		$229,769	$287,793

Note 9. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at December 31, 2012 and 2011) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2013. The balance was $346,042 and $468,521 at December 31, 2012 and 2011, respectively.

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

During the years ending December 31, 2012 and 2011, the Company’s majority stockholder contributed capital into the Company in the amount of $0 and $52,736, respectively.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Note 11. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the years ended December 31:

	December 31,
	2012		2011
Revenue:
United States	$2,686,507	89.5%	$2,566,192	86.0%
Europe	177,679	5.9%	244,805	8.2%
Asia	136,265	4.6%	174,018	5.8%
	$3,000,451	100.0%	$2,985,015	100.0%

Note 12. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense under this lease for each of the years ended December 31, 2012 and 2011 was $84,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value at any time during the term of the lease. Total rent expense under this lease for the years ended December 31, 2012 and 2011 was $48,000 and $28,000, respectively.

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the related party vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through December 31, 2012, the Company made purchases of approximately $100,000 under the purchase obligation.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $270 through February 2013.

Included in selling and distribution expenses for the years ended December 31, 2012 and 2011 are marketing fees of $227,819 and $194,692, respectively, paid to a company owned by the Company’s majority stockholder.

Minimum future rentals under the lease agreements are as follows:

Year ending
2013	$108,540
2014	14,540
$123,080

Note 13. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The income tax provision is summarized as follows:

Years Ended December 31,
	2012	2011

Current	$-	$-
Deferred	-	-
Total tax expense (benefit)	$-	$-

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Allowance for bad debt	$11,300	$16,700
Accrued expenses	4,200	5,200
Inventory reserves	19,300	-
Net operating losses	1,271,500	1,192,900
	1,306,300	1,214,800
Less: valuation allowance for deferred tax asset	(1,222,600)	(1,123,200)
	83,700	91,600
Deferred tax liabilities:
Depreciation	(63,200)	(77,000)
Amortization	(20,500)	(14,600)
	(83,700)	(91,600)
Net deferred tax asset	$-	$-

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,570,000 and $3,590,000 at December 31, 2012 and 2011, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $99,000 and $254,000 during the years ended December 31, 2012 and 2011, respectively.

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”) as a result of the Company’s merger on June 30, 2011. The limitation imposed by Section 382 would place an annual limitation on the amount of the NOL carry forwards that can be utilized. The Company has not performed any analysis of whether or not there has been a cumulative change in ownership of greater than 50%. If this analysis were to be completed and it was determined that there has been a change in ownership, the amount of the NOL carry forwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

	Years Ended December 31,
	2012	2011

Federal tax rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

For the years ended December 31, 2012 and 2011, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2009.

Note 14. Stock Based Incentive Plan

On April 19, 2012, the Company’s Board of Directors and stockholders approved the 2012 Omnibus Incentive Plan (the “Plan”) reserving 5,000,000 common shares for issuance under the Plan. Awards under the Plan may be in the form of a stock option, a restricted stock award, a restricted stock unit award, a performance award, a dividend equivalent award, a deferred stock award, a stock payment award, a stock appreciation right and other incentive awards or a performance share award. The exercise price per share subject to each stock option granted cannot be less than 100% of the fair market value of a share on the date of the stock option grant. In addition, in the case of incentive stock options granted to a greater than 10% stockholder, such exercise price shall not be less than 110% of the fair market value of a share on the date of the option grant.

Note 15. Supplemental Cash Flow Statement Disclosure

	Years Ended December 31,
	2012	2011

Supplementary disclosure of cash flow information:
Cash paid for interest	$22,275	$20,688

Supplementary disclosure of noncash investing and financing activities:
Acquisition of business through settlement of an accounts receivable balance	$-	$58,564
Issuance of common stock in settlement of note payable	$-	$500,000

Note 16. Subsequent Events

On February 22, 2013, the Company entered into an agreement with an employee of a contractor to a subsidiary of the Company, whereby, the Company agrees to grant to the individual as partial consideration of services to be rendered to the Company and/or its subsidiaries, an aggregate of 400,000 shares of the Company’s common stock pursuant to the 2012 Omnibus Incentive Plan to be granted in equal installments of 200,000 shares on April 1, 2013 and October 1, 2013, respectively.

On March 12, 2013, the Board of Directors adopted resolutions and granted non-qualified stock options totaling 2,700,000 shares of common stock to five of the Company’s employees pursuant to the 2012 Omnibus Incentive Plan.

