Form 10-Q
period 2013-03-31
Empowered Products, Inc.
filed 2013-05-15
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-54661

EMPOWERED PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0579647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

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

The registrant had 62,588,856 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2013.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$118,025	$116,990
Restricted cash	561,670	561,530
Accounts receivable, less allowance for doubtful accounts of $45,866 and $33,271 respectively	322,488	357,039
Inventory, net	870,301	873,881
Prepaid and other current assets	87,101	65,107
Total current assets	1,959,585	1,974,547

Plant and equipment, net	214,869	229,769
Trademarks and other intangibles, net	543,747	542,202
Other assets	53,102	34,606
Total assets	$2,771,303	$2,781,124

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$249,510	$346,042
Accounts payable and other accrued expenses	209,454	124,714
Total current liabilities	458,964	470,756

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,388,856 shares issued and outstanding	62,389	62,389
Additional paid-in capital	6,368,033	6,089,899
Accumulated deficit	(4,118,083)	(3,841,920)
Total stockholders' equity	2,312,339	2,310,368
Total liabilities and stockholders' equity	$2,771,303	$2,781,124

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$833,019	$815,913
Cost of revenue	329,234	287,358
Gross profit	503,785	528,555

Selling and distribution	202,512	275,117
General and administrative	573,458	239,125

(Loss) income from operations	(272,185)	14,313

Interest income	140	-
Interest expense	(4,118)	(5,718)

Net (loss) income	$(276,163)	$8,595

Earnings (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average common shares outstanding for basic	62,388,856	62,388,856
Weighted average common shares outstanding for diluted	62,388,856	62,388,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net (loss) income	$(276,163)	$8,595
Adjustments to reconcile net (loss) income to cash flows provided by (used in) operating activities:
Depreciation and amortization	17,675	17,075
Share based compensation	278,134	-
Provision for doubtful accounts	26,740	206
Changes in assets and liabilities:
(Increase) in restricted cash	(140)	-
Decrease in accounts receivable	7,811	21,657
Decrease (increase) in inventory	3,580	(317,565)
(Increase) decrease in prepaid and other current assets	(21,994)	22,963
(Increase) decrease in other assets	(18,496)	32
Increase (decrease) in accounts payable and other accrued expenses	84,740	(161,965)
Cash flows provided by (used in) operating activities	101,887	(409,002)

Cash flows used in investing activities:
Payment of fees for trademarks	(4,320)	(3,058)
Cash flows used in investing activities	(4,320)	(3,058)

Cash flows used in financing activities:
Line of credit repayments, net	(96,532)	(58,213)
Cash flows used in financing activities	(96,532)	(58,213)

Net increase (decrease) in cash and cash equivalents	1,035	(470,273)

Cash and cash equivalents at the beginning of the period	116,990	863,766

Cash and cash equivalents at the end of the period	$118,025	$393,493

Supplementary disclosure of cash flow information:
Cash paid for interest	$4,118	$5,718

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.  Nature of Operations

Empowered Products, Inc. and Subsidiaries (the “Company”) is engaged in the manufacture, sale and distribution of personal care products, principally throughout the United States, Europe and Asia. All of its business has been categorized as one segment.

Note 2.  Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended December 31, 2012 filed with the United States Securities and Exchange Commission on April 1, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013.

Going concern

As of March 31, 2013, The Company has cash and cash equivalents of approximately $118,000 and an accumulated deficit of approximately $4,118,000. For the three months ended March 31, 2013, although the Company generated cash flows from operating activities of approximately $102,000, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has managed to generate revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations. However, there is no assurance that the Company will be able to obtain additional debt or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the three months ended March 31, 2013 and 2012 approximated $3,000 and $11,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

Sales tax

Sales tax collected from customers and remitted to various government agencies is on a net basis (excluded from revenues) in the statement of operations.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Cost of revenue

Cost of revenue includes the cost of raw materials, packaging, inbound freight, direct labor, manufacturing facility costs, and depreciation. Other overhead costs, including purchasing, receiving, quality control, and warehousing are classified as selling and distribution or general and administrative expenses.

At times the Company provides free products to its customers. These free products are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). 605-50 Revenue Recognition-Customer Payments and Incentives and the cost of the product is recognized in cost of revenue.

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

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, the Company incurred approximately $65,000 and $76,000, respectively, in advertising and marketing expenses.

Depreciation

Plant and equipment are recorded at cost and depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, Income Taxes. FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FASB ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at March 31, 2013 or December 31, 2012.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenues and expenses. Such estimates primarily relate to the collectability of accounts receivable, provision for sales returns and allowances, inventory obsolescence, useful life of plant and equipment and the valuation of warrants and stock options. Actual results could vary from the estimates that were used.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $126,000 at March 31, 2013 and $111,000 at December 31, 2012, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $57,000 was recorded at March 31, 2013 and December 31, 2012.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at March 31, 2013 and December 31, 2012 was approximately $521,000 and $516,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2012 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired. Other intangibles consist of customer lists acquired in 2011 and website development costs incurred in 2012. At March 31, 2013, and December 31, 2012, customer lists, net of amortization amounted to approximately $8,000 and $9,000, respectively, and are being amortized on the straight-line basis over the next four years. For the three months ended March 31, 2013 and 2012, the amortization expense associated with these assets was $675. At March 31, 2013 and December 21, 2012, website development costs net of amortization amounted to approximately $15,000 and $17,000, respectively, and are being amortized over the estimated useful life of two years. For the three months ended March 31, 2013 and 2012 the amortization expense associated with the website development costs was $2,100 and $0, respectively.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At March 31, 2013 and 2012, no impairment losses were recorded.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Share-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

Note 3.  Earnings (Loss) per Share (“EPS”)

Earnings (loss) per share are calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2013	2012

Net (loss) income available to common shares	$(276,163)	$8,595

Basic:
Weighted average shares	62,388,856	62,388,856

Diluted:
Weighted average shares, basic	62,388,856	62,388,856
Dilutive effect of warrants and options	-	-
Weighted average shares, diluted	62,388,856	62,388,856

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

Weighted average anti-dilutive shares excluded from diluted EPS	4,700,000	2,000,000

Note 4.  Inventory

Inventory consists of the following at:

	March 31,	December 31,
	2013	2012

Raw materials	$463,330	$515,451
Finished goods	463,717	415,176
	927,047	930,627
Less: inventory reserve	(56,746)	(56,746)
	$870,301	$873,881

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5.  Plant and Equipment, net

Depreciation for the three months ended March 31, 2013 and 2012 was $14,900 and $16,400, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	March 31,	December 31,
Category	Useful Lives	2013	2012

Manufacturing and computer equipment	5 - 7 Years	$381,618	$381,618
Office furniture and computer software	3 - 7 Years	78,490	78,490
Vehicles	5 Years	19,442	19,442
		479,550	479,550
Less: accumulated depreciation		(264,681)	(249,781)
		$214,869	$229,769

Note 6.  Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at March 31, 2013) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2013. The balance was $249,510 and $346,042 at March 31, 2013 and December 31, 2012, respectively.

Note 7.  Stockholders’ Equity

On June 30, 2011, the Company entered into a subscription agreement with New Kaiser Limited (the “Investor”) to sell an aggregate of 2,000,000 shares of common stock for $1.00 per share. In connection with the shares being issued, the Investor received five-year warrants which allow the Investor to purchase 2,000,000 shares of its common stock at an exercise price of $1.25 per share.

Note 8.  Share-Based Compensation

In April 2012, the Board of Directors adopted and the shareholders approved the Empowered Products, Inc. 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, stock appreciation rights (none issued) and restricted stock (none issued). In addition, the Plan provides for the grant of restricted stock units of which none are currently issued. Awards granted under the Plan may be granted individually or in any combination. Stock options may not be granted at an exercise price less than the market value or our common stock on the date of grant and may not be subsequently re-priced. Equity granted under the Plan vests in various increments, generally over one to three years and stock options expire in ten years.

The Plan provides for grants of awards to our directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 2.7 million have been granted as of March 31, 2013.

On February 22, 2013, the Company entered into an agreement with a related party, whereby, the Company agreed to grant to the individual as partial consideration of services to be rendered to the Company and/or its subsidiaries, an aggregate of 400,000 shares of the Company’s common stock pursuant to the Plan to be granted in equal installments of 200,000 shares on April 1, 2013 and October 1, 2013, respectively. The consulting expense related to these shares will be recognized subsequent to March 31, 2013 as services are provided.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

On March 12, 2013, the Board of Directors adopted resolutions and granted non-qualified stock options to five of the Company’s employees pursuant to the Plan. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	-	$-	-	$-
Granted	2,700,000	0.28
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	2,700,000	$0.28	10.0	$-

Fully vested and expected to vest at March 31, 2013	1,566,669	$0.28	10.0	$-

Exercisable at March 31, 2013	1,566,669	$0.28	10.0	$-

For the three months ended March 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the three months ended March 31, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of March 31, 2013, there was approximately $206,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 2.0 years.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of a five to five and a half year term, common stock price of $0.28 per share, 78% expected volatility, 0.88% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the warrants was based on the U.S. Treasury yield at the time of grant.

Note 9. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three months ended March 31:

	2013		2012
Revenue:
United States	$765,250	91.9%	$758,227	92.8%
Europe	43,832	5.2%	37,562	4.7%
Asia	23,937	2.9%	20,124	2.5%
	$833,019	100.0%	$815,913	100.0%

Note 10. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the three months ended March 31, 2013 and 2012 was $21,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 expiring on May 31, 2013. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for each of the three months ended March 31, 2013 and 2012 was $12,000.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

The Company also leases office equipment under a non-cancelable operating lease agreement that provided for monthly rental payments of $270 through February 2013.

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the related party vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through March 31, 2013, the Company made purchases of approximately $117,000 under the purchase obligation.

Included in selling and distribution expenses for three months ended March 31, 2013 and 2012 are marketing fees of approximately $36,000 and $66,000, respectively, paid to a company owned by the Company’s majority stockholder.

Minimum future rentals under the lease agreements are as follows:

Year ending
2013	$71,000
2014	14,000
$85,000

Note 11.  Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of $3,695,000 and $3,570,000 at March 31, 2013 and December 31, 2012, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $94,000 during the three months ended March 31, 2013.

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”) as a result of the Company’s merger on June 30, 2011. The limitation imposed by Section 382 would place an annual limitation on the amount of the NOL carry forwards that can be utilized. The Company has not performed any analysis of whether or not there has been a cumulative change in ownership of greater than 50%. If this analysis were completed and it was determined that there has been a change in ownership, the amount of the NOL carry forwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the year ended December 31, 2012 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”).

The information contained in this report includes some statements that are not purely historical and that are forward-looking statements.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	risks related to our ability to continue as a going concern;

•	our reliance on third-party contractors to mix our lubricant products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail stores and consumers;

•	our ability to control and reduce advertising and marketing costs;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in individual countries in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	the anticipated future growth in the market for nutritional supplements;

•	our inexperience in the nutritional supplement market;

•	our inexperience in dealing with the U.S. Food and Drug Administration and other regulatory agencies;

•	our reliance on the expected growth in demand for our products;

•	our ability to comply with regulations regarding the labeling of our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	our ability to manage inventory in an effective manner;

•	our reliance on the expected growth in the nutritional supplement industry;

•	our compliance with FDA regulations and other regulatory requirements;

•	our lack of experience in selling nutritional supplements;

•	implementation of new regulations governing our products and operations;

•	our ability to protect against security breaches and in appropriate behavior of Internet users;

•	our exposure to credit card fraud;

•	our ability to extend or renew our existing line of credit;

•	our reliance on our current president and chief executive officer;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	development of a public trading market for our securities;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	and various other matters, many of which are beyond our control.

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

EP Nevada was incorporated in the State of Nevada on April 22, 2004.  In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”).  Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirect subsidiary, EP Australia.

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

We also offer a line of nutritional supplements under the “Elevate for Women” and “High Caliber for Men” brands. We intend to expand our proprietary line of supplements by targeting the growing number of people who we believe are socially incapacitated and/or subdued by prescription anti-depressants.

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three months ended March 31, 2013 and 2012 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended March 31,
	2013		2012
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$833,019	100.00%	$815,913	100.00%
Cost of revenue	329,234	39.52%	287,358	35.22%
Gross profit	503,785	60.48%	528,555	64.78%

Selling and distribution	202,512	24.31%	275,117	33.72%
General and administrative	573,458	68.84%	239,125	29.31%

Income (loss) from operations	(272,185)	(32.67)%	14,313	1.75%

Interest income	140	0.02%	0	0.00%
Interest expense	(4,118)	(0.49)%	(5,718)	(0.70)%
Net income (loss)	$(276,163)	(33.15)%	$8,595	1.05%
Earnings (loss) per share	$(0.00)		$0.00

Three Months Ended March 31, 2013 and 2012

Revenues for the three months ended March 31, 2013 were approximately $833,000 as compared to approximately $816,000 in the comparable period in 2012.  The 2.1% increase in revenue was primarily due to sales of Pink Water which increased by approximately 56.0%, year over year, as the product was placed in approximately 600 Wal-Mart stores.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the three months ended March 31, 2013 was approximately $329,000 as compared to approximately $287,000 in the comparable period in 2012.  The increase in cost of revenues for the three months ended March 31, 2013 relative to the same period in 2012 was primarily the result of inventory adjustments in the quarter ended March 31, 2012 which correspondently lowered the cost of revenues for that period. Cost of revenue prior to these adjustments would have resulted in cost of revenues being approximately 45%.

For the three months ended March 31, 2013, our gross profit decreased by $25,000 when compared to the three months ended March 31, 2012. The gross margin was 60.5% and 64.8% for the three months ended March 31, 2013 and 2012, respectively. The gross profit margin decrease was attributable to the adjustments made to the cost of revenues in the quarter ended March 31, 2012 noted above.

Selling and distribution expenses for the three months ended March 31, 2013 were approximately $203,000, or approximately 24.3% of revenues, compared to approximately $275,000, or 33.7% of revenues, for the same period in the prior year, a decrease of 28.2%.  The decrease in selling and distribution expenses was primarily the result of reduced direct mail marketing and consulting expenses.

General and administrative expenses for the three months ended March 31, 2013 were approximately $573,000, or 68.8% of revenues, compared to approximately $239,000, or 29.3% of revenues, for the same period in the prior year, a 139.7% increase.  The increase in general and administrative expenses was primarily due to approximately $278,000 in expenses related to the issuance of stock options to employees.

No expense or benefit from income taxes was recorded in the three months ended March 31, 2013 or 2012 due to our net losses.  We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had a net loss of approximately $276,000 for the three months ended March 31, 2013 compared to net income of approximately $9,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $118,000 as of March 31, 2013, as compared to approximately $117,000 as of December 31, 2012.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of March 31, 2013, we had borrowings of $249,510 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,670 at March 31, 2013.

For the three months ended March 31, 2013, net cash provided by operating activities was approximately $102,000, as compared to net cash used in operating activities of approximately $409,000 for the comparable period in 2011. The increase in net cash provided by operating activities is primarily attributable to the levels of inventory purchased and on-hand at March 31, 2013 and 2012. During the three months ended March 31, 2012 we purchased significant amounts of inventory in anticipation of initial sales to large drug store chains while during the three months ended March 31, 2013, we have established normalized sales and inventory levels. In addition, the Company paid down certain payables in the prior year’s quarter while utilizing certain credit terms with its existing vendors in the current quarter. The loss recognized in the current quarter was offset by certain non-cash expenses pertaining to stock option compensation of approximately $278,000, reserves of approximately $27,000 and depreciation and amortization expenses of approximately $18,000.

For the three months ended March 31, 2013, net cash used in investing activities was approximately $4,000, as compared to net cash used in investing activities of approximately $3,000 for the comparable period in 2012. The increase in net cash used in investing activities is primarily attributable to the increase in payments of fees for trademarks from 2012 levels.

Net cash used in financing activities was approximately $97,000 for the three months ended March 31, 2013 as compared to net cash used in financing activities of approximately $58,000 for the comparable period in 2012. The increase in cash used in financing activities was due to our pay downs of the line of credit.

Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Through March 31, 2013, the Company made purchases of approximately $117,000 pursuant to the purchase obligation.

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

Accounts receivable

Accounts receivable are carried at the outstanding amount due less an allowance for doubtful accounts, if an allowance is deemed necessary. An allowance for doubtful accounts is established when there is a basis to doubt the full collectability of the accounts receivable. We periodically evaluate our accounts receivable and determine the requirement for an allowance, based on its history of past write-offs, collections and current conditions. When an account receivable is ultimately determined to be uncollectible and due diligence for collection has taken place, the account receivable is written-off.

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

Share-Based Compensation

The Company’s incentive compensation plan allows the Company to grant awards to employees, directors, and consultants in the form of stock options, stock awards, restricted stock units, and stock appreciation rights. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For restricted stock units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and Controller, our CEO and Controller have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2013 due to the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

In our Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria because of the existence of material weaknesses. The specific deficiencies contributing to these material weaknesses related to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) inadequate reporting processes in relation to the consolidation of our subsidiary’s financial information, (d) an inadequate number of independent board members and lack of an independent audit committee, and (e) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting.

In March of 2013, management retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate these weaknesses. This will create a position whereby certain aspects of the operations will become more segregated, which is consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K  for the year ended December 31, 2012.

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

Empowered Products, Inc.

Dated: May 15, 2013	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

