Form 10-Q
period 2013-06-30
Empowered Products, Inc.
filed 2013-08-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 62,588,856 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2013.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$135,766	$116,990
Restricted cash	561,740	561,530
Accounts receivable, less allowance for doubtful accounts of $31,798 and $33,271 respectively	1,043,786	357,039
Inventory, net	1,023,445	873,881
Prepaid and other current assets	79,649	65,107
Total current assets	2,844,386	1,974,547

Plant and equipment, net	203,369	229,769
Trademarks and other intangibles, net	540,972	542,202
Other assets	62,850	34,606
Total assets	$3,651,577	$2,781,124

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$390,688	$346,042
Accounts payable and other accrued expenses	300,767	124,714
Deferred revenue	282,881	–
Total current liabilities	974,336	470,756

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,588,856 and 62,388,856 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	62,589	62,389
Additional paid-in capital	6,423,834	6,089,899
Accumulated deficit	(3,809,182)	(3,841,920)
Total stockholders' equity	2,677,241	2,310,368
Total liabilities and stockholders' equity	$3,651,577	$2,781,124

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,325,926	$685,408	$2,158,945	$1,501,321
Cost of revenue	482,679	408,770	813,561	693,956
Gross profit	843,247	276,638	1,345,384	807,365

Selling and distribution	260,989	252,679	456,184	529,918
General and administrative	269,357	279,970	848,485	519,146

Income (loss) from operations	312,901	(256,011)	40,715	(241,699)

Interest income	72	–	212	–
Interest expense	(4,072)	(5,603)	(8,189)	(11,320)

Net income (loss)	$308,901	$(261,614)	$32,738	$(253,019)

Earnings (loss) per share:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	62,588,856	62,388,856	62,488,856	62,388,856
Diluted	67,288,856	62,388,856	66,063,856	62,388,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$32,738	$(253,019)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	35,450	34,461
Share based compensation	334,135	–
Provision for doubtful accounts	12,379	–
Changes in assets and liabilities:
Restricted cash	(210)	–
Accounts receivable	(699,126)	28,156
Inventory	(149,564)	(267,882)
Prepaid and other current assets	(14,542)	43,645
Other assets	(28,244)	3,378
Accounts payable and other accrued expenses	176,053	(184,563)
Deferred revenue	282,881	–
Cash flows used in operating activities	(18,050)	(595,824)

Cash flows from investing activities:
Purchase of plant and equipment	(3,500)	(8,198)
Payment of fees for trademarks	(4,320)	(4,407)
Cash flows used in investing activities	(7,820)	(12,605)

Cash flows from financing activities:
Line of credit advances (repayments), net	44,646	(8,739)
Cash flows provided by (used in) financing activities	44,646	(8,739)

Net increase (decrease) in cash and cash equivalents	18,776	(617,168)

Cash and cash equivalents at the beginning of the period	116,990	863,766

Cash and cash equivalents at the end of the period	$135,766	$246,598

Supplementary disclosure of cash flow information:
Cash paid for interest	$8,189	$11,320

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

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at June 30, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012.

Going concern

As of June 30, 2013, the Company has cash and cash equivalents of approximately $136,000 and an accumulated deficit of approximately $3,809,000. Although the Company generated net income of approximately $309,000 for the three months ended June 30, 2013, based on the current cash position and anticipated cash requirements for the Company to meet its growth targets, additional capital will be required. The Company has managed to generate revenues since inception, however, there is no assurance that the Company will be able to obtain additional debt or equity financing, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the six months ended June 30, 2013 and 2012 approximated $8,000 and $18,000, respectively, and approximately $4,500 and $7,300 for the three months ended June 30, 2013 and 2012, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

Cost of revenue

Cost of revenue includes the cost of raw materials, packaging, inbound freight, direct labor, manufacturing facility costs, and depreciation. Other overhead costs, including purchasing, receiving, quality control, and warehousing are classified as selling and distribution or general and administrative expenses.

Empowered Products, Inc. and Subsidiaries Notes to Unaudited Consolidated Condensed Financial Statements

At times the Company provides free products to its customers. These free products are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50 Revenue Recognition-Customer Payments and Incentives and the cost of the product is recognized in cost of revenue.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $130,000 at June 30, 2013 and $111,000 at December 31, 2012, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $45,000 and $57,000 was recorded at June 30, 2013 and December 31, 2012, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at June 30, 2013 and December 31, 2012 was approximately $521,000 and $516,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2012 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) available to common shares	$308,901	$(261,614)	$32,738	$(253,019)

Basic:
Weighted average shares	62,588,856	62,388,856	62,488,856	62,388,856

Diluted:
Weighted average shares, basic	62,588,856	62,388,856	62,488,856	62,388,856
Dilutive effect of warrants and options	4,700,000	–	3,575,000	–
Weighted average shares, diluted	67,288,856	62,388,856	66,063,856	62,388,856

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	–	2,000,000	–	2,000,000

Note 4. Inventory

Inventory consists of the following at:

	June 30,	December 31,
	2013	2012

Raw materials	$511,452	$515,451
Finished goods	556,994	415,176
	1,068,446	930,627
Less: inventory reserve	(45,001)	(56,746)
	$1,023,445	$873,881

Empowered Products, Inc. and Subsidiaries Notes to Unaudited Consolidated Condensed Financial Statements

Note 5. Plant and Equipment, net

Depreciation for the three and six months ended June 30, 2013 and 2012 was approximately $13,000 and $17,000, and $30,000 and $33,000 respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	June 30,	December 31,
Category	Useful Lives	2013	2012

Manufacturing and computer equipment	5 - 7 Years	$381,618	$381,618
Office furniture and computer software	3 - 7 Years	81,990	78,490
Vehicle	5 Years	19,442	19,442
		483,050	479,550
Less: accumulated depreciation		(279,681)	(249,781)
		$203,369	$229,769

Note 6. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at June 30, 2013) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2013. The balance was $390,688 and $346,042 at June 30, 2013 and December 31, 2012, respectively.

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

On February 22, 2013, the Company entered into an agreement with a related party, whereby, the Company agreed to grant to the individual as partial consideration of services to be rendered to the Company and/or its subsidiaries, an aggregate of 400,000 shares of the Company’s common stock, pursuant to the Company’s stock incentive plan below, to be granted in equal installments of 200,000 shares on April 1, 2013 and October 1, 2013, respectively. The Company valued these shares at $56,000 based on the Company’s stock price at the date of the grant.

Share-Based Compensation

In April 2012, the Board of Directors adopted and the shareholders approved the Empowered Products, Inc. 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, stock appreciation rights (none issued), restricted stock, and other stock awards, including short-term cash incentive awards (none issued). In addition, the Plan provides for the grant of restricted stock units of which none are currently issued. Awards granted under the Plan may be granted individually or in any combination. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may be subsequently re-priced by the Plan Administrator without stockholder consent. Equity granted under the Plan vests in various increments generally over one to three years and stock options expire in ten years.

The Plan provides for grants of awards to our directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 2.9 million have been granted as of June 30, 2013.

Empowered Products, Inc. and Subsidiaries Notes to Unaudited Consolidated Condensed Financial Statements

On March 12, 2013, the Board of Directors adopted resolutions and granted non-qualified stock options to five of the Company’s employees pursuant to the Plan. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	–	$–	–	$–
Granted	2,700,000	0.28
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at June 30, 2013	2,700,000	$0.28	9.7	$135,000

Fully vested and expected to vest at June 30, 2013	1,566,669	$0.28	9.7	$78,333

Exercisable at June 30, 2013	1,566,669	$0.28	9.7	$78,333

For the six months ended June 30, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the six months ended June 30, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of June 30, 2013, there was approximately $206,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 1.7 years.

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

Note 8. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and six months ended June 30:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Revenue:
United States	$1,258,157	94.9%	$595,766	86.9%	$2,034,381	94.2%	$1,353,992	90.2%
Europe	43,832	3.3%	48,371	7.1%	82,141	3.8%	85,934	5.7%
Asia	23,937	1.8%	41,271	6.0%	42,423	2.0%	61,395	4.1%
	$1,325,926	100%	$685,408	100%	$2,158,945	100%	$1,501,321	100.0%

Note 9. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC,that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the six months ended June 30, 2013 and 2012 was $42,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for the six months ended June 30, 2013 and 2012 was $24,000 and $24,000, respectively.

Empowered Products, Inc. and Subsidiaries Notes to Unaudited Consolidated Condensed Financial Statements

Included in selling and distribution expenses for the six months ended June 30, 2013 and 2012 are marketing fees of approximately $53,000 and $136,000 respectively, paid to a company owned by the Company’s majority stockholder.

Minimum future rentals under the lease agreements are as follows:

Year ending
2013	$66,000
2014	62,000
2015	20,000
$148,000

Note 10. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of $3,143,000 and $3,570,000 at June 30, 2013 and December 31, 2012, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance decreased by approximately $145,000 during the six months ended June 30, 2013.

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

Note 11. Subsequent Events

In July 2013, the Company entered into Service Agreements with two companies agreeing to issue five-year warrants to purchase an aggregate of three million shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants equivalent to one million shares were issued on July 29, 2013, warrants to purchase one million shares will be issued in July 2014, and warrants to purchase one million shares will be issued in July 2015. If the Service Agreements are terminated prior to the issuance date, the Company has no obligation to issue the remaining unissued warrants.

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
11

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

Prior to the Merger, described below, our business included the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis and Retrieval system maintained by the Securities and Exchange Commission (“SEC”), and providing financial reporting and bookkeeping services. Pursuant to an assignment agreement, the assets and liabilities of this business were transferred to OT Filings, Inc. immediately after the Merger and the shares of OT Filings were transferred to Suzanne Fischer, one of our former directors.

EP Nevada was incorporated in the State of Nevada on April 22, 2004. In March 2011, EP Nevada formed EP Asia to acquire certain assets of Polarin Limited, a company organized under the laws of Hong Kong (“Polarin”). Upon acquiring the assets of Polarin on March 31, 2011, EP Nevada acquired a new indirect subsidiary, EP Australia.

Through EP Nevada and its subsidiaries, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 12 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 21,000 retail outlets.

We also offer a line of nutritional supplements under the “Elevate for Women” and “High Caliber for Men” brands. We intend to expand our proprietary line of supplements by targeting the growing number of people who we believe are socially incapacitated and/or subdued by prescription anti-depressants.

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three and six months ended June 30, 2013 and 2012 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue		In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$1,325,926	100%	$685,408	100%		$2,158,945	100%	$1,501,321	100%
Cost of revenue	482,679	36%	408,770	60%		813,561	38%	693,956	46%
Gross profit	843,247	64%	276,638	40%		1,345,384	62%	807,365	54%

Selling and distribution	260,989	20%	252,679	37%		456,184	21%	529,918	35%
General and administrative	269,357	20%	279,970	41%		848,485	39%	519,146	35%

Income (loss) from operations	312,901	24%	(256,011)	(37%	)	40,715	2%	(241,699)	(16%	)

Interest income	72	-%	–	–		212	-%	–	-%
Interest expense	(4,072)	(-%)	(5,603)	(1%	)	(8,189)	(-%)	(11,320)	(1%	)
Net Income (loss)	$308,901	24%	$(261,614)	(38%	)	$32,738	2%	$(253,019)	(17%	)
Net Income (loss) per basic share	$0.00		$(0.00)			$0.00		$(0.00)

Three Months Ended June 30, 2013 and 2012

Revenues for the three months ended June 30, 2013 were approximately $1.3 million as compared to approximately $685,000 in the comparable period in 2012. The 93% increase in revenue was primarily due to new sales of Pink, Pink Water, Gunoil and Gunoil H2O to national retail chains throughout the United States. The major chain stores now carrying our products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB and Wal-Mart.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale. Cost of revenue for the three months ended June 30, 2013 was approximately $483,000 as compared to approximately $409,000 in the comparable period in 2012. The increase in cost of revenues for the three months ended June 30, 2013 relative to the same period in 2012 was primarily due to increased sales to national retail chains.

For the three months ended June 30, 2013, our gross profit increased by approximately $567,000 when compared to the three months ended June 30, 2012. The gross margin was 64% and 40% for the three months ended June 30, 2013 and 2012, respectively. The gross profit margin increase was attributable to sales made directly to retailers at our standard rates, based on our manufacturer suggested retail price as opposed to higher discounts made through our distribution channels.  The percentage of sales to national retail chains during the three months ended June 30, 2013 and 2012 were approximately 61% and 5% respectively. Additionally, increased production to meet the increased sales volume for our national retail chains resulted in lower unit costs and better gross profit.

Selling and distribution expenses for the three months ended June 30, 2013 were approximately $261,000, or approximately 20% of revenues, compared to approximately $253,000, or 37% of revenues, for the same period in the prior year, an increase of 3%. The increase in selling and distribution expenses was primarily the result of an increase in marketing fees charged back from the national retail chains and increased freight expense.

General and administrative expenses for the three months ended June 30, 2013 were approximately $269,000, or 19% of revenues, compared to approximately $280,000, or 41% of revenues, for the same period in the prior year, an 4% decrease.  The decrease in general and administrative expenses was primarily due to reduced legal and accounting fees.

No expense or benefit from income taxes was recorded in the three months ended June 30, 2013 or 2012. We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had net income of approximately $309,000 for the three months ended June 30, 2013 compared to net a net loss of approximately $262,000 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Revenues for the six months ended June 30, 2013 were $2.2 million as compared to $1.5 million in the comparable period in 2012. The 44% increase in revenue was primarily due to new sales of Pink, Pink Water, Gunoil and Gunoil H2O to national retail chains throughout the United States.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale. Cost of revenue for the six months ended June 30, 2013 was approximately $814,000 compared to approximately $694,000 in the comparable period in 2012. The increase in cost of revenues for the six months ended June 30, 2013 relative to the same period in 2012 was primarily due to increased sales to national retail chains.

For the six months ended June 30, 2013, our gross profit increased to approximately $1.3 million from approximately $807,000 for the six months ended June 30, 2012. During the same period, our gross profit margin increased to 62%, up from 54% in the six months ended June 30, 2012. The gross profit margin increase was attributable to sales made directly to retailers at our standard rates, based on our manufacturer suggested retail price as opposed to higher discounts made through our distribution channels. The percentage of sales to national retail chains during the six months ended June 30, 2013 and 2012 were approximately 43% and 6% respectively. Additionally, increased production to meet the increased sales volume for our national retail chains resulted in lower unit costs and better gross profit.

Selling and distribution expenses for the six months ended June 30, 2013 were approximately $456,000, or 21% of revenues, compared to approximately $530,000, or 35% of revenues, for the same period in the prior year, a decrease of 14%. The decrease in selling and distribution expenses was primarily the result of reduced direct mail marketing during our first quarter of this year as compared to the same quarter in 2012.

General and administrative expenses for the six months ended June 30, 2013 were approximately $848,000 or 39% of revenues, compared to approximately $519,000, or 35% of revenues, for the same period in the prior year, a 63% increase. The increase in general and administrative expenses was primarily due to approximately $278,000 in expenses related to the issuance of stock options to employees during the first quarter of 2013.

No expense or benefit from income taxes was recorded in the six months ended June 30, 2013 or 2012.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carryforwards.

We had net income of approximately $33,000 for the six months ended June 30, 2013 compared with a net loss of approximately $253,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $136,000 as of June 30, 2013, as compared to approximately $117,000 as of December 31, 2012.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities. We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of June 30, 2013, we had borrowings of $390,688 outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,740 at June 30, 2013.

For the six months ended June 30, 2013, net cash used in operating activities was approximately $18,000, as compared to net cash used in operating activities of approximately $596,000 for the comparable period in 2012. The decrease in net cash used in operating activities is primarily attributable to: net income being generated as opposed to net losses in the prior period; approximately $382,000 of non-cash expenses, of which approximately $334,000 related to stock compensation expenses; upfront payments received from a retailer of approximately $283,000; and an increase in accounts payable of approximately $176,000. These inflows were partially offset by: spending on increasing inventory levels of approximately $150,000; and extension of credit to its customers of approximately $699,000.

For the six months ended June 30, 2013, net cash used in investing activities was approximately $8,000, as compared to net cash used in investing activities of approximately $13,000 for the comparable period in 2012. The decrease in net cash used in investing activities is primarily attributable to reduced capital expenditures.

Net cash provided by financing activities was approximately $45,000 for the six months ended June 30, 2013 as compared to net cash used in financing activities of approximately $9,000 for the comparable period in 2012. The increase in cash provided by financing activities was the result of advances from our line of credit.

Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Through June 30, 2013, the Company made purchases of approximately $135,000 pursuant to the purchase obligation.

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

Trademarks and other intangibles

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. Other intangibles consisted of customer lists acquired in 2011. Other intangible assets are amortized over their useful lives ranging from 2 to 5 years.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2013 due to the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In March of 2013, management retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate these weaknesses. This created a position whereby certain aspects of the operations became more segregated, which is consistent with our control objectives and increased our personnel resources and technical accounting expertise within the accounting function. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

On June 1, 2013, we signed a new two-year Commercial Triple Net Lease with Purchase Option for our manufacturing facilities in Las Vegas, Nevada. Annual rent under the lease is $48,000, payable in equal monthly installments. Prior to the expiration of the term of the lease, the landlord must first offer to re-lease the premises to the Company at a fixed rent equal to the then fair market rental value of the premises. In addition, the Company has a right of first refusal to purchase the real estate located at the premises.

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01 of Form 8-K. The preceding summary of the lease is qualified in its entirety by reference to the complete text of the lease, which is attached hereto as Exhibit 10.1, and is incorporated by reference herein. You are urged to read the entire lease attached hereto.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Commercial Triple Net Lease with Purchase Option dated as of June 1, 2013 by and between Empowered Products, Inc. and Reich Family Trust 85.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: August 14, 2013	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

