Form 10-Q/A
period 2013-06-30
Empowered Products, Inc.
filed 2013-08-15
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

Empowered Products, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on August 14, 2013 (the “Original 10-Q”) solely for the purpose of furnishing the XBRL exhibits that were not uploaded with the Original 10-Q due to an error in the file which could not be tested as the electronic filing system was down. Other than what is discussed above, no other changes have been made to the Original 10-Q. This Amended Report speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-Q.  Accordingly, this amendment should be read in conjunction with the Original 10-Q. This Amendment No. 1 consists solely of the preceding cover page, this Explanatory Note, the signature page, and the Exhibit List.

Part II. Other Information

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Commercial Triple Net Lease with Purchase Option dated as of June 1, 2013 by and between Empowered Products, Inc. and Reich Family Trust 85.†
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Controller Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

†	Previously filed.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: August 15, 2013	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

3