Form 10-Q
period 2013-09-30
Empowered Products, Inc.
filed 2013-11-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

(Former Name, former address and former fiscal year, if changed since last report)

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

The registrant had 62,788,856 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2013.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Item 1. Financial Statements

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$103,149	$116,990
Restricted cash	561,740	561,530
Accounts receivable, less allowance for doubtful accounts of $77,215 and $33,271 respectively	959,524	357,039
Inventory, net	1,001,129	873,881
Prepaid and other current assets	320,886	65,107
Total current assets	2,946,428	1,974,547

Plant and equipment, net	188,369	229,769
Trademarks and other intangibles, net	538,197	542,202
Other assets	46,643	34,606
Total assets	$3,719,637	$2,781,124

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$–	$346,042
Accounts payable and other accrued expenses	250,359	124,714
Deferred revenue	282,881	–
Total current liabilities	533,240	470,756

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,588,856 and 62,388,856 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	62,589	62,389
Additional paid-in capital	6,663,834	6,089,899
Accumulated deficit	(3,540,026)	(3,841,920)
Total stockholders' equity	3,186,397	2,310,368
Total liabilities and stockholders' equity	$3,719,637	$2,781,124

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$1,527,571	$770,611	$3,686,516	$2,271,932
Cost of revenue	522,856	333,251	1,335,507	1,027,207

Gross profit	1,004,715	437,360	2,351,009	1,244,725

Selling and distribution	368,647	224,511	826,222	754,428
General and administrative	362,515	230,508	1,210,519	749,655

Income (loss) from operations	273,553	(17,659)	314,268	(259,358)

Interest income	67	119	279	119
Interest expense	(4,464)	(5,946)	(12,653)	(17,266)

Net income (loss)	$269,156	$(23,486)	$301,894	$(276,505)

Earnings (loss) per share:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	62,588,856	62,388,856	62,522,189	62,388,856
Diluted	63,591,493	62,388,856	62,691,216	62,388,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$301,894	$(276,505)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	53,225	51,691
Share based compensation	574,135	–
Provision for doubtful accounts	58,415	–
Inventory reserve	8,254
Changes in assets and liabilities:
Restricted cash	(210)	(119)
Accounts receivable	(660,900)	(12,607)
Inventory	(135,502)	(176,076)
Prepaid and other current assets	(255,779)	54,460
Other assets	(12,037)	3,378
Accounts payable and other accrued expenses	125,645	(306,078)
Deferred revenue	282,881	–
Cash flows provided by (used in) operating activities	340,021	(661,856)

Cash flows from investing activities:
Purchase of plant and equipment	(3,500)	(8,198)
Payment of fees for trademarks	(4,320)	(9,410)
Cash flows used in investing activities	(7,820)	(17,608)

Cash flows from financing activities:
Line of credit repayments	(346,042)	(68,530)
Cash flows used in financing activities	(346,042)	(68,530)

Net decrease in cash and cash equivalents	(13,841)	(747,994)

Cash and cash equivalents at the beginning of the period	116,990	863,766

Cash and cash equivalents at the end of the period	$103,149	$115,772

Supplementary disclosure of cash flow information:
Cash paid for interest	$12,653	$17,266

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.	Nature of Operations

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

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at September 30, 2013 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012.

Going concern

As of September 30, 2013, the Company has cash and cash equivalents of approximately $103,000 and an accumulated deficit of approximately $3,540,000. Although the Company generated net income of approximately $269,000 for the three months ended September 30, 2013, based on the current cash position and anticipated cash requirements for the Company to meet its growth targets, additional capital will be required. The Company has managed to generate revenue since inception, however, there is no assurance that the Company will be able to obtain additional debt or equity financing, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts. These costs have been subtracted from revenue and for the nine months ended September 30, 2013 and 2012 approximated $24,000 and $25,000, respectively, and approximately $16,000 and $6,000 for the three months ended September 30, 2013 and 2012, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

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

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenue and expenses. Such estimates primarily relate to the collectability of accounts receivable, provision for sales returns and allowances, inventory obsolescence, useful life of plant and equipment and the valuation of warrants and stock options. Actual results could vary from the estimates that were used.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $178,000 at September 30, 2013 and $111,000 at December 31, 2012, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $65,000 and $57,000 was recorded at September 30, 2013 and December 31, 2012, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at September 30, 2013 and December 31, 2012 was approximately $521,000 and $516,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2012 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) available to common shares	$269,156	$(23,486)	$301,894	$(276,505)

Basic:
Weighted average shares	62,588,856	62,388,856	62,522,189	62,388,856

Diluted:
Weighted average shares, basic	62,588,856	62,388,856	62,522,189	62,388,856
Dilutive effect of warrants and options	1,002,637	–	169,027	–
Weighted average shares, diluted	63,591,493	62,388,856	62,691,216	62,388,856

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	2,000,000	2,000,000	3,000,000	2,000,000

Note 4.	Inventory

Inventory consists of the following at:

	September 30,	December 31,
	2013	2012

Raw materials	$409,014	$515,451
Finished goods	657,115	415,176
	1,066,129	930,627
Less: inventory reserve	(65,000)	(56,746)
	$1,001,129	$873,881

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5.	Plant and Equipment, net

Depreciation for the three and nine months ended September 30, 2013 and 2012 was approximately $15,000 and $17,000, and $45,000 and $50,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	September 30,	December 31,
Category	Useful Lives	2013	2012

Manufacturing and computer equipment	5 - 7 Years	$381,618	$381,618
Office furniture and computer software	3 - 7 Years	81,990	78,490
Vehicle	5 Years	19,442	19,442
		483,050	479,550
Less: accumulated depreciation		(294,681)	(249,781)
		$188,369	$229,769

Note 6.	Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at prime plus 1% (prime was 3.25% at September 30, 2013) and an interest rate floor of 5%, secured by restricted cash and a personal guarantee of the Company’s majority stockholder with a maturity date of November 1, 2013. The balance was $0 and $346,042 at September 30, 2013 and December 31, 2012, respectively.

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

On February 22, 2013, the Company entered into an agreement with a related party, whereby, the Company agreed to grant to the individual as partial consideration of services to be rendered to the Company and/or its subsidiaries, an aggregate of 400,000 shares of the Company’s common stock, pursuant to the Company’s stock incentive plan below, to be granted in equal installments of 200,000 shares on April 1, 2013 and October 1, 2013, respectively. The Company valued the initial 200,000 shares at $56,000 based on the Company’s stock price at the date of the grant.

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

The Plan provides for grants of awards to our directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 2.9 million have been granted as of September 30, 2013.

In July 2013, the Company entered into Service Agreements with two companies agreeing to issue five-year warrants to purchase an aggregate of three million shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants equivalent to one million shares were issued on July 29, 2013, warrants to purchase one million shares will be issued in July 2014, and warrants to purchase one million shares will be issued in July 2015. If the Service Agreements are terminated prior to the issuance date, the Company has no obligation to issue the remaining unissued warrants. The Company valued the warrants at $240,000 based on the Company’s stock price on July 12, 2013, the date of the service contracts.

Warrant valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The warrants have been valued using the Black-Scholes pricing model with assumptions of a two and a half year term, common stock price of $0.43 per share, exercise price of $0.33 per share, 83% expected volatility, 0.52% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the warrants was based on the U.S. Treasury yield at the time of grant.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

On March 12, 2013, the Board of Directors adopted resolutions and granted non-qualified stock options to five of the Company’s employees pursuant to the Plan. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	–	$–	–	$–
Granted	2,700,000	0.28
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at September 30, 2013	2,700,000	$0.28	9.4	$540,000

Fully vested and expected to vest at September 30, 2013	1,566,669	$0.28	9.4	$313,334

Exercisable at September 30, 2013	1,566,669	$0.28	9.4	$313,334

For the nine months ended September 30, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the nine months ended September 30, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of September 30, 2013, there was approximately $206,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 1.45 years.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of a five and a half year term, common stock price of $0.28 per share, 78% expected volatility, 0.88% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the options was based on the U.S. Treasury yield at the time of grant.

Note 8.	Revenue by Geographic Area

Revenue by geographic area is determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Revenue:
United States	$1,464,845	95.9%	$688,434	89.3%	$3,499,226	94.9%	$2,042,381	89.9%
Europe	44,485	2.9%	50,157	6.5%	126,626	3.4%	136,091	6.0%
Asia	18,241	1.2%	32,020	4.2%	60,664	1.7%	93,460	4.1%
	$1,527,571	100%	$770,611	100%	$3,686,516	100%	$2,271,932	100.0%

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 9.	Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the nine months ended September 30, 2013 and 2012 was $63,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for each of the nine months ended September 30, 2013 and 2012 was $36,000.

Included in selling and distribution expenses for the nine months ended September 30, 2013 and 2012 are marketing fees of approximately $219,000 and $192,000, respectively, paid to a company owned by the Company’s majority stockholder.

The Company purchased sample products from a related party of approximately $18,000 and $53,000 for the three and nine months ended September 30, 2013, respectively, and $18,000 and $53,000 for the three and nine months ended September 30, 2012, respectively. Payments of approximately $32,000 and $33,000 are included in prepaid and other current assets at September 30, 2013 and December 31, 2012, respectively, and payments of approximately $37,000 and $32,000, respectively, are included in other assets.

Minimum future rentals under the lease agreements are as follows:

Year ending
2013	$33,000
2014	56,000
2015	20,000
$109,000

Note 10.	Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of approximately $2,616,000 and $3,570,000 at September 30, 2013 and December 31, 2012, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance decreased by approximately $325,000 during the nine months ended September 30, 2013.

The NOL carry forwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”) as a result of the Company’s merger on June 30, 2011. The limitation imposed by Section 382 would place an annual limitation on the amount of the NOL carry forwards that can be utilized. The Company has not performed any analysis of whether or not there has been a cumulative change in ownership of greater than 50%. If this analysis were completed and it was determined that there has been a change in ownership, the amount of the NOL carry forwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenue, and expenses for the periods presented.

Note 11.	Subsequent Events

As disclosed in Note 7, on October 29, 2013 the Company issued 200,000 shares of common stock to an individual as partial consideration for services rendered. The Company valued these shares at $96,000 based on the Company’s stock price at October 1, 2013 which was the date of the grant per the agreement.

On November 1, 2013, the Company established a $500,000 working capital line of credit with a financial institution, secured by a certificate of deposit, bearing an interest rate at 2.0% over the rate paid on the certificate of deposit, payable in monthly installments of interest only, and due in one year. This line replaces the line of credit disclosed in Note 6.

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

The information contained in this report includes some statements that are not purely historical and that are forward-looking statements.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	risks related to our ability to continue as a going concern;

•	our reliance on third-party contractors to mix our lubricant products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail stores and consumers;

•	our ability to control advertising and marketing costs;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	the anticipated future growth in the market for nutritional supplements;

•	our inexperience in the nutritional supplement market;

•	our inexperience in dealing with the U.S. Food and Drug Administration and other regulatory agencies;

•	our reliance on the expected growth in demand for our products;

•	our ability to comply with regulations regarding the labeling of our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	our ability to manage inventory in an effective manner;

•	our reliance on the expected growth in the nutritional supplement industry;

•	our compliance with FDA regulations and other regulatory requirements;

•	our lack of experience in selling nutritional supplements;

•	implementation of new regulations governing our products and operations;

•	our ability to protect against security breaches and inappropriate behavior of Internet users;

•	our exposure to credit card fraud;

•	our reliance on our current president and chief executive officer;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	development of a public trading market for our securities;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	and various other matters, many of which are beyond our control.

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

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenue	$1,527,571	100%	$770,611	100%	$3,686,516	100%	$2,271,932	100%
Cost of revenue	522,856	34%	333,251	43%	1,335,507	36%	1,027,207	45%
Gross profit	1,004,715	66%	437,360	57%	2,351,009	64%	1,244,725	55%

Selling and distribution	368,647	24%	224,511	29%	826,222	22%	754,428	33%
General and administrative	362,515	24%	230,508	30%	1,210,519	33%	749,655	33%

Income (loss) from operations	273,553	18%	(17,659)	(-2%)	314,268	9%	(259,358)	(11%	)

Interest income	67	-%	119	-%	279	-%	119	-%
Interest expense	(4,464)	-%	(5,946)	(-1%)	(12,653)	-%	(17,266)	(-1%)
Net Income (loss)	$269,156	18%	$(23,486)	(-3%)	$301,894	8%	$(276,505)	(-12%)
Net Income (loss) per basic share	$0.00		$(0.00)		$0.00		$(0.00)

Three Months Ended September 30, 2013 and 2012

Revenue for the three months ended September 30, 2013 was approximately $1.5 million as compared to approximately $771,000 in the comparable period in 2012.  The 98% increase in revenue was primarily due to new sales of Pink, Pink Water, Gunoil and Gunoil H2O to national retail chains throughout the United States. The major chain stores now carrying our lubricant products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB and Wal-Mart.

Cost of revenue primarily consists of costs related to the production and purchase of products for sale.  Cost of revenue for the three months ended September 30, 2013 was approximately $523,000 as compared to approximately $333,000 in the comparable period in 2012.  The increase in cost of revenue for the three months ended September 30, 2013 relative to the same period in 2012 was primarily due to increased sales to national retail chains and the resulting costs associated with those sales.

For the three months ended September 30, 2013, our gross profit increased by approximately $567,000 when compared to the three months ended September 30, 2012. The gross margin was 66% and 57% for the three months ended September 30, 2013 and 2012, respectively. The gross profit margin increase was attributable to an increase in sales made directly to retailers, including national retail chains, at our standard rates, based on our manufacturer suggested retail price as compared to sales made through our wholesale distribution channels which are made at lower prices due to higher discounts given to such customers.  The percentage of sales to national retail chains during the three months ended September 30, 2013 and 2012 were approximately 50% and 2% respectively.

Selling and distribution expenses for the three months ended September 30, 2013 were approximately $369,000, or approximately 24% of revenue, compared to approximately $225,000, or 29% of revenue, for the same period in the prior year, an increase of 64%.   The increase in selling and distribution expenses was primarily the result of an increase in marketing fees charged back from the national retail chains for in store promotion of our product, increased freight expense and increased sales commissions.

General and administrative expenses for the three months ended September 30, 2013 were approximately $363,000, or 24% of revenue, compared to approximately $231,000, or 30% of revenue, for the same period in the prior year, a 57% increase.  The increase in general and administrative expenses was primarily due to increased investor relations expense and legal fees associated with an internal review of all our labeling and advertising material to ensure compliance with various regulatory agencies.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2013 or 2012. We do not expect any U.S. federal income taxes to be incurred for the current fiscal year because of available net operating loss carry forwards.

We had net income of approximately $269,000 for the three months ended September 30, 2013 compared to a net loss of approximately $23,000 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Revenue for the nine months ended September 30, 2013 were approximately $3.7 million as compared to approximately $2.3 million in the comparable period in 2012.  The 62% increase in revenue was primarily due to new sales of Pink, Pink Water, Gunoil and Gunoil H2O to national retail chains throughout the United States.

Cost of revenue primarily consists of costs related to the production and purchase of products for sale.  Cost of revenue for the nine months ended September 30, 2013 was approximately $1.3 million compared to approximately $1.0 million in the comparable period in 2012. The increase in cost of revenue for the nine months ended September 30, 2013 relative to the same period in 2012 was primarily due to increased sales to national retail chains and the resulting costs associated with those sales.

For the nine months ended September 30, 2013, our gross profit increased to approximately $2.4 million from approximately $1.2 million for the nine months ended September 30, 2012. During the same period, our gross profit margin increased to 64%, up from 55% in the nine months ended September 30, 2012. The gross profit margin increase was attributable to an increase in sales made directly to retailers, including national retail chains, at our standard rates, based on our manufacturer suggested retail price, as compared to sales made through our wholesale distribution channels, which are made at lower prices due to higher discounts given to such customers.  The percentage of sales to national retail chains during the nine months ended September 30, 2013 and 2012 were approximately 46% and 5% respectively.

Selling and distribution expenses for the nine months ended September 30, 2013 were approximately $826,000, or 22% of revenue, compared to  approximately $754,000, or 33% of revenue, for the same period in the prior year, an increase of approximately 9%.

The increase in selling and distribution expenses was primarily the result of an increase in marketing fees charged back from the national retail chains, increased freight expense and increased sales commissions.

General and administrative expenses for the nine months ended September 30, 2013 were approximately $1.2 million or 33% of revenue, compared to approximately $750,000, or 33% of revenue, for the same period in the prior year, a 61% increase.  The increase in general and administrative expenses was primarily due to approximately $384,000 in expenses related to share based compensation during the first three quarters of 2013 and an increase of approximately $73,000 in investor relations for the same period.

No expense or benefit from income taxes was recorded in the nine months ended September 30, 2013 or 2012.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.

We had net income of approximately $302,000 for the nine months ended September 30, 2013 compared with a net loss of approximately $277,000 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $103,000 as of September 30, 2013, as compared to approximately $117,000 as of December 31, 2012.

We generally finance our activities through our business operations, with any shortfalls supplemented by our borrowings under a line of credit, contributions from our majority stockholder, or sales of equity securities.   We have a line of credit with Wells Fargo Bank providing for borrowings of up to $500,000.  As of September 30, 2013, we had no borrowings outstanding under this line of credit. This line of credit is secured by our restricted cash balance which amounted to $561,740 at September 30, 2013.

For the nine months ended September 30, 2013, net cash provided by operating activities was approximately $340,000 as compared to net cash used in operating activities of approximately $662,000 for the comparable period in 2012. The increase in net cash provided by operating activities is primarily attributable to: net income being generated as opposed to net losses in the prior period; approximately $640,000 of non-cash expenses, of which approximately $574,000 related to stock compensation expenses; and an increase in accounts payable of approximately $432,000. These inflows were partially offset by: increases in prepayments and other assets of approximately $326,000; and extension of credit to its customers of approximately $365,000, net of deferred revenue.

For the nine months ended September 30, 2013, net cash used in investing activities was approximately $8,000, as compared to net cash used in investing activities of approximately $18,000 for the comparable period in 2012. The decrease in net cash used in investing activities is primarily attributable to reduced capital expenditures.

Net cash used in financing activities was approximately $346,000 for the nine months ended September 30, 2013 as compared to net cash used in financing activities of approximately $69,000 for the comparable period in 2012. The increase in cash used in financing activities was primarily the result of the paydown of our line of credit.

Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since inception through September 30, 2013, the Company made purchases of approximately $153,000 pursuant to the purchase obligation.

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

Share-Based Compensation

The Company’s incentive compensation plan allows the Company to grant awards to employees, directors, and consultants in the form of stock options, stock awards, warrants, restricted stock units, and stock appreciation rights. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For warrants granted to non-employees, the Company recognizes compensation expense as the performance or services are completed. For restricted stock units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of September 30, 2013 due to the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 29, 2013, the Company issued warrants to purchase an aggregate of 1,000,000 shares of common stock pursuant to Services Agreements entered into on July 12, 2013. The warrants issued pursuant to the Services Agreements were issued in exchange for services provided to the Company. The warrants have an exercise price of $0.33 per share and are exercisable for five years from the date of issuance. The warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder. Each of the recipients of the warrants qualified as an “accredited investor,” as defined by Rule 501 under the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Warrant to Purchase Shares of Common Stock dated July 29, 2013 issued to the entities listed in Schedule A thereto.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMPOWERED PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empowered Products, Inc.

Dated: November 14, 2013	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

