Form 10-K
period 2013-12-31
Empowered Products, Inc.
filed 2014-03-31
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 million.

There were 62,788,856 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2014.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

EMPOWERED PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

Empowered Products and its logos are trademarks and/or registered trademarks.

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on third-party contractors to mix our products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail stores and consumers;

•	our ability to control and reduce advertising and marketing costs;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to obtain certification in individual countries in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	the willingness of third-parties to conduct business with us given the adult nature of our business;

•	our ability to protect our trademarks;

ii

•	exposure to intellectual property claims from third parties;

•	our ability to manage inventory in an effective manner;

•	market acceptance of our new line of nutritional supplements;

•	our reliance on the expected growth in demand for our products;

•	exposure to product liability claims;

•	our compliance with FDA regulations and other regulatory requirements;

•	implementation of new regulations governing our products and operations;

•	our ability to protect against security breaches and inappropriate behavior of Internet users;

•	our exposure to credit card fraud;

•	our reliance on our current president and chief executive officer;

•	exposure to intellectual property claims from third parties;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	various other matters, many of which are beyond our control.

•	and the other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Overview

Through EP Nevada and its subsidiaries, we offer a line of quality products, including topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general.  We currently have 13 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings.  Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 21,000 retail outlets. We also sell two herbal supplements for women under our PINK® for Women brand, PINK® Elevate Libido and PINK® Elevate Performance, and two herbal supplements for men under our GUN OIL® for Men brand, GUN OIL® High Caliber Drive and GUN OIL® High Caliber Performance.

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

Our Strategy

As a recognized brand in the sexual wellness products market, our goal is to increase revenue and improve our profitability by using the following strategies:

Continue to utilize our production capacity of our packaging and logistical center

Our current line of packaging equipment, located at our operational headquarters in Las Vegas, has the ability to increase its output and capacity through the addition of shifts and reconfiguration of our bottling line. Therefore, we have significant capacity to fulfill product demand should it escalate in the near future.

Expand our direct sales to consumers

Historically, our main sales channels in the U.S. have been almost exclusively to wholesalers and distributors. In addition to our sales expansion through retail chains in the U.S., we have begun selling directly to retail consumers through our four online shopping venues (www.EmpoweredProducts.com; www.PinkForUs.com; www.GunOil.com; www.empoweredproducts.co.uk).

Increase our market share in Europe

Our objective in Europe is to gain access to the mainstream retail chain stores as we increase our traditional presence in European adult product venues. We believe that a catalyst to reach this objective is to attain CE certification for both our PINK® and GUN OIL® product lines in each of the European Union member-countries. We are actively pursuing this certification and expect to complete the initial approval process within fiscal 2014. To date, our biggest product presence in this region is Germany, Holland, and the United Kingdom.

Enhance brand awareness

We believe that continuing to strengthen our brand is critical to our increasing demand for, and achieving widespread acceptance of, our products. We believe a strong brand offers a competitive advantage and we intend to devote additional resources to strategic marketing promotion in order to increase brand awareness and product recognition and heighten customer loyalty. We will continue to exhibit our products at trade shows around the world and devote additional resources into print and radio advertising to promote our brand. We also have launched our Wellness Stores which are online stores that allow customers to directly buy from us as well as generate internet leads and promote our product lines online. Online sites are based in the U.S. and the U.K. In addition, we recently aired our first television commercial to promote our products.

Pursuing acquisitions to broaden our product offerings

We will consider strategic acquisitions that will provide us with a broader range of product offerings.  When evaluating potential acquisition targets, we will consider factors such as market position, growth potential and earnings prospects and strength and experience of management.

Topical Lotion Products and Related Items

We launched our first topically applied wellness cream in 2003 and have kept all of our subsequent products competitive with unique formulations with premium ingredients and aggressive pricing.  Each product in our current line provides a unique benefit, in response to ongoing feedback from our customers.  Our current line of 13 products is divided between six designed and packaged specifically for women under the PINK® trademark and seven designed and packaged specifically for men under the GUN OIL® trademark. Our current products offerings include:

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

We also sell two personal toy cleanser products, Gun Oil Shine and PINK Sparkle through our distributors and wholesalers and through our online Wellness Store at www.EmpoweredProducts.com, www.GunOil.com, www.PinkForUS.com and www.empoweredproducts.co.uk.

Sales of our lubricant and related products represented 99% of our total revenues during the year ended December 31, 2013, compared to 99% during the comparable period in 2012.

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

We market our primary libido enhancement brands, PINK® Elevate Libido and GunOil® High Caliber Drive, in 30/60-capsule containers, as well as Pink® Elevate Performance and Gun Oil® High Caliber Performance in single and double dosage card packs and 12-capsule bottles. Single and double dosage packs of this style consist of a carded backing with a clear, pre-formed plastic covering allowing the contents to be visually examined by consumers and are typically offered at checkout counters of convenience stores, supermarkets, and various retail outlets. We sell the supplements through our standard distributor and wholesale channels, small retail chains in the adult boutique market, and directly to consumers at our online Wellness Store. Sales of our nutritional supplements represented 1% of our total revenues during each of the years ended December 31, 2013 and 2012.

Additionally, in December 2013, we launched a direct-to-consumer marketing campaign with HBMG Health & Beauty Marketing Group for our nutritional supplements and sensual lubricants. This campaign was designed to market our products directly to U.S. consumers via HBMG’s established direct-sales model with Great Falls Marketing serving as the call center.

Product Sourcing and Bottling

We contract with independent third-party companies to mix our topical gels, lotions and oils.  The mixed products are then transported to our bottling facility in Las Vegas, Nevada where we bottle and label the majority of our products.  During the year ended December 31, 2013, we purchased all of our mixed lubricant product from three suppliers, Chemsil Silicones, Inc., Biotone, Inc. and Botanic Beauty Products, Inc. Although we obtain our lubricant products from only three suppliers, we believe there are various other manufacturers who could mix our products and we believe that other suppliers could provide similar lubricant on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

We do not manufacture our nutritional supplement products. Our supplements were previously made in bulk by Creation’s Garden and then shipped to our Las Vegas facility for packing. In 2013, we switched manufacturers from Creation’s Garden to VitaQuest, which produces our GUN OIL® High Caliber Drive formula in ready-to-ship 30-capsule bottles. While we currently obtain our nutritional supplements from one supplier (VitaQuest), we believe there are many other manufacturers that can produce our supplement products on comparable terms, however, any change in our supplier could result in delays in shipments of our nutritional supplement products.

We purchase our bottles, sample cards and labels for our supplements through two US-based vendors, VitaQuest and Ernest Packaging Solutions. We believe such items are readily available from other suppliers, both domestic and foreign, however, any change in suppliers for such items could cause delays in production of such products.

Sales, Marketing and Promotion

Our supplements and personal lubricants are sold through our in-house sales department and contracted sales brokers. Traditionally, our sales staff has focused on selling our lubricant products to distributors and wholesalers, both domestic and foreign. During the past 2 years, we have expanded our sales and distribution channels and have begun selling such products directly to retailers and directly to consumers through our online Wellness Stores.

We recently began selling our personal lubricants directly to mass retail chain stores in the United States. During fiscal 2013, we received purchase orders for our personal lubricant products from Wal-Mart Stores Inc., CVS Caremark, The Kroger Co., Rite Aid, Walgreens, and H-E-B Grocery Stores. Our products are also sold in Europe in such countries as Iceland, Ireland, the United Kingdom, Portugal, Spain, France, Belgium, the Netherlands, Denmark, Germany, Italy and Russia and throughout the Asia-Pacific Rim in Hong Kong, Japan, Korea, Singapore, Taiwan, Thailand, Indonesia, Australia and New Zealand.

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

Revenues based on the location of our customers as a percentage of total revenue is set forth below:

	Years Ended December 31,
	2013	2012
North America	94.2%	89.5%
Europe	3.8%	5.9%
Asia	2.0%	4.6%
	100.0%	100.0%

Our sales staff works closely with our customers so that we can better address such customers’ needs and improve the quality and features of our products. Our sales staff also visits various retail outlets that sell our products to educate such retailers about our products.  We offer a range of discounts to our wholesale, distributor and chain store customers of up to 50% off of our standard MSRP prices to encourage large-volume and long-term customers.

Sales to our wholesale, distributor and retailer customers are based primarily on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to predict revenue accurately over the longer term.

We now take and fulfill orders for all of our products from consumers at our online Wellness Stores in the U.S. and U.K. We use the services of a third party Electronic Data Interchange (“EDI”) processor to receive orders from large chain retail stores.

During the year ended December 31, 2013, 37.3% of our total revenue was attributable to wholesale and distributor customers, 61.1% was attributable to retailers and 1.6% was attributable to consumers through our online store. During the year ended December 31, 2012, 60.7% of our total revenue was attributable to wholesale and distributor customers, 38.5% was attributable to retailers and 0.8% was attributable to consumers through our online store.

We advertise in magazines and through our website to market our products. We believe these activities help to promote our products and brand name among key industry participants as well as buyers from large retail chain stores.

Major Customers

During the years ended December 31, 2013 and 2012, two customers accounted for 26% of revenue in 2013 and for 2012 no customer accounted for more than 10% of our revenues.

Seasonality

Our business is not seasonal in nature.

Product Liability Insurance

We maintain commercial general liability, including product liability coverage, and property insurance.  Our policy provides for a general liability limit of $5.0 million per occurrence, and $6.0 million annual aggregate, along with $15.0 million umbrella coverage for a total of $21.0 million.  We also have a casualty insurance policy with a limit of $6.2 million blanket coverage for building, inventory and business personal property which covers all our locations.

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

We submitted two 510(k) premarket notifications to the FDA in December 2008 to support condom compatible claims for our water-based and silicone-based lubricants. Upon initial review by the FDA, approval was not granted. We have recently engaged a consultant with expertise in FDA 510(k) filings to guide our company in seeking such approval. In order for the FDA to clear a 510(k) premarket notification, the sponsor must submit information and data demonstrating that the device is “substantially equivalent” to a “predicate” device, which is a device that was either legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or subsequently cleared through the 510(k) premarket notification process. By statute, the FDA is required to review and clear a 510(k) premarket notification within 90 days of the submission. As a practical matter, clearance often takes considerably longer. A Class II device requiring the submission of a 510(k) premarket notification cannot be marketed in the U.S. without first receiving FDA market clearance.

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

If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions including public warning letters, fines, injunctions, consent decrees, seizures of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. The FDA or FTC may also disagree with our characterization of one or more of our products as a cosmetic or dietary supplement or question the substantiation for product claims we make. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, product recalls, or more punitive action, all of which could have a material adverse effect on our business and reputation. Even if we are able to maintain compliance with FDA and FTC regulations, such compliance can be time-consuming, costly and uncertain. For example, we spent over three years and $300,000 for an expert to guide us through the approval process for a 510(k) labeling application with the FDA, but no tangible result or decision was attained.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of any of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek the advice of those in the business of selling herbal supplements regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

Research and Development

For the years ended December 31, 2013 and 2012, we expended $712 and $721, respectively, in research and development costs.

Trademarks

We use trademarks on all of our products to maintain and enhance our competitiveness.  We believe that having distinctive identifiable trademarks is an important factor in creating a market for our goods and distinguishing our products from those of other companies.  We currently own an aggregate of 74 trademarks for our products registered in the U.S., Australia, Brazil, Canada, China, the European Community, Hong Kong, Iceland, Japan, Mexico, New Zealand, and Taiwan. We consider these trademarks to be of material importance in the operation of our businesses and will protect our trademarks against infringement.

Competition

The markets for the products offered by our company are highly fragmented and are characterized by many small businesses as well as large multi-national companies. With no significant barriers to enter this market, we believe that competition will intensify in both the lubricant and herbal supplement industries. We believe that we compete on the basis of the distinctiveness, quality, performance and price of our products, quality of customer service, promotional activities and brand name recognition. Our products are not covered by patents and our competitors could produce copies of our products.

Many of our competitors market topical lubricant products that are well known and trusted by the consumer marketplace, including Johnson & Johnson with its line of K-Y personal lubricants, which was recently sold to Reckitt Benckiser Group, the maker of the Durex brand. Our lubricant, oil and gel products also compete with Astroglide® made by Biofilm, Inc. and the Wet® line of products made by Trigg Laboratories, Inc.

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

Employees

As of December 31, 2013, we had 17 employees, all of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product mix and product demand requirements and product expiration. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, or keep sufficient product on hand to meet demand. If we fail to manage inventory effectively, we may end up with unsold inventory that is past its expiration date and can no longer be sold. We periodically evaluate the composition of inventory and estimate an allowance to reduce inventory for slow moving, obsolete or damaged inventory. In 2013, we concluded that some of our nutritional supplement product inventory may expire prior to its expected sale and accrued an allowance related to such inventory. In addition, if we fail to anticipate demand for our products accurately, we may be required to record charges for idle plant capacity. We cannot provide you with assurance that we will be able to manage our inventory effectively to avoid future similar charges and allowances in the future. Our failure to manage inventory effectively may lead to increased costs and adversely affect our results of operations.

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

Our distribution of products through national retail chains may require additional costs and fees, all of which are not always outlined in a sales agreement, which may result is decreased profitability.

We recently began to sell our products through national retail chains. Unlike other distribution channels, fees and charges back to sales are not always clearly defined in sales agreements with large chain stores. These can be slotting fees, i.e., the cost of placement in a store chain, in store coupons, temporary price reductions and other similar promotions. These fees and costs can lead to a decline in profitability of the products sold through the retail chain. In addition, collection on old and/or short paid invoices can be a long and arduous process, sometimes leaving older invoices uncollectable. Many retail chains also reserve the right to return unsold merchandise should it be slow-moving. This could lead to a decline in revenues and have an adverse effect on our financial condition.

Reliance on selling to national retail chains.

The loss of one or more of the Company's retail chains that may account for a significant portion of the Company's net sales, or any significant decrease in sales to these retail chains, including as a result of consolidation among the Company's retail chains, inventory management by the Company's retail chains, changes in pricing or promotional strategies by the Company's retail chains or space reconfigurations by the Company's retail chains or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.

Our new sales strategy of selling our products directly to retailers and our new marketing focus toward end consumers might not be successful and may decrease sales to our wholesale customers.

A component of our overall plan to increase sales, through greater inventory capacity and new product genres, includes selling products directly to retailers and direct marketing to the end retail consumers of our products. In 2012, we began selling our lubricant products directly to retailers and in December 2011, we began selling our complete product line directly to consumers through our online Wellness Store. Prior to then, we had not sold any of our products directly to end consumers. We cannot assure you that this new sales and marketing strategy will be successful. As a result of our new sales and marketing strategies, our traditional wholesale and distributor customers may decrease purchases from us, which could lead to reduced sales and revenues from that particular revenue stream. In addition, in implementing our new strategy to sell our products to end consumers, we intend to employ various methods to drive and direct consumer traffic to our retail store, such as issuing coupons redeemable at our retail store. These methods may cause tension with our wholesaler and retailer customers that want to control such consumer traffic and cause such customers to retaliate by decreasing their purchase orders with us, which could have a material adverse effect on our business, financial condition, liquidity and operating results.

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

We intend to expand sales of our products to new international markets in which we will become subject to different political, cultural, regulatory, economic, legal and operational risks. We may need to comply with the need to overcome regulatory and legal barriers in order to sell our products in such jurisdictions and we cannot assure you that we will be able to overcome such barriers. For example, our entry into the South American markets continues to be difficult which could negatively impact our expansion plans. We have been attempting to gain initial shelf space for our lubricant products in South America for the past several years without success. The requirements to attain import licenses, such as the "anavisa" program in Brazil, continue to change without clear explanation. We may incur substantial costs in attempting to expand sales of our products to new international markets or in ensuring that are products are compliant with regulations in such areas, which could negatively affect our results of operations. We cannot assure you that consumers in such new markets will accept or purchase our products or that expanding into these new markets will generate significant revenues.

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

Our product bottling and order fulfillment shipping operations can be interrupted by abnormal weather conditions in the high desert environment of Las Vegas, Nevada.  In the past, a rare snow storm caused enough roof damage to one of our warehouse facilities to temporarily halt personnel and machinery functioning inside.  The occurrence of any future abnormal weather conditions could cause damage to our facility and possibly cause us to have to stop or delay operations again.  Although we have insurance to cover damage to our facilities, we may incur expenses relating to such damages, which could have a material adverse effect on our business and results of operations.

Our reliance on third party distributors could have a material adverse effect on us.

We sell a substantial percentage of our products through independent distributors. We have little or no control over third party distributors and the failure of such third parties to provide services and our products to retailers or consumers on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

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

The success of our line of nutritional supplements depends on retailer and consumer acceptance of such products.

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

From March 2002 to present time, the core of our sales revenues has been derived from our line of topically applied gels, lotions and interactive lubricants. Our current management has drawn on this specific product-scope experience in launching products in the nutritional supplement category. We cannot assure you that the sales and marketing strategies employed by our current management and sales staff that have been successful for our traditional product lines will be as effective for our sale of products in these new categories. Any failure to convince consumers to purchase our nutritional supplements could have a material adverse effect on our business and future prospects.

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

Our product expansion into nutritional supplements requires expert guidance with respect to FDA rules and procedures. During a previous labeling application with the FDA to obtain 510(k) certification for one of our products, we spent over three years and $300,000 for a selected expert to guide us through the approval process. We have sought the assistance of an expert in FDA regulations in connection with the introduction of our nutritional supplements to assist us with compliance with FDA and other regulations related to our sale of such products. Obtaining advice and guidance from experts with respect to FDA and other governmental rules and regulations may result in increased costs, which may adversely affect our results of operations.

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

The sexual wellness and nutritional supplement industries are highly competitive and very fragmented. With no significant barriers to enter these markets, we believe that competition in these industries will intensify. We compete with hundreds of large and small companies, including large multi-national companies in the topical lubricant and gel market, such as Johnson & Johnson, the maker the most recognized personal lubricant product, K-Y Jelly, and numerous other multi-national manufacturers. The K-Y brand was recently sold to Reckitt Benckiser Group, the maker of the Durex brand. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since many of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products and nutritional supplements. Any delays in our development or release of new products in response to changing customer preferences could materially adversely affect our operating results and financial condition. Our existing competitors and future potential competitors may develop or market products that will be more accepted in the marketplace than our products. Competition in the sexual wellness business is based on product price, quality of the products, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. We cannot assure you that we will have the resources to compete successfully with our competitors.

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

We may not be able to extend or renew our current revolving credit facility with The Bank of Nevada on terms reasonably acceptable to us, if at all.

We have generally financed our operations through contributions from our majority stockholder, sales of equity securities, and borrowings under a line of credit, previously with Wells Fargo Bank and now with The Bank of Nevada. Our revolving line of credit with The Bank of Nevada provides for borrowings of up to $500,000. If we are unable to renew our line of credit with The Bank of Nevada and cannot locate additional financing sources to replace such line of credit, our cash flow could be adversely affected.

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

Since the adoption of our Omnibus Incentive Plan in April of 2012, we have granted Empowered Products related securities to compensate employees and other service providers that resulted in share-based compensation and, therefore, reduced net income.

In April of 2012, we adopted the 2012 Omnibus Incentive Plan under which we may grant equity awards to qualified employees, directors and service providers. We began granting equity awards to qualified employees, directors, and service providers in 2013.  Under current accounting rules, we have been required to recognize share-based compensation as a compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange of the equity award. These non-cash charges adversely affected our net income in the first quarter of 2013.  If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards dilutes the stockholders’ ownership interests in our company.

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

The former shareholder of EP Nevada, Scott Fraser, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of March 31, 2014, 1% of our issued and outstanding shares of common stock was approximately 627,889 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to Rule 144, or pursuant to any registration statement declared effective by the SEC, may have an adverse effect on the market price of our common stock by creating an excessive supply.

Members of our management team have significant influence over us.

Mr. Fraser, our President, Chief Executive Officer and Chairman of the Board, owns approximately 63.7% of our outstanding common stock.  Mr. Fraser has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Mr. Fraser may also have the power to prevent or cause a change in control.  In addition, without the consent of Mr. Fraser, we could be prevented from entering into transactions that could be beneficial to us.  The interests of Mr. Fraser may differ from the interests of our other stockholders.

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

As a public company, we are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective complex, and require significant documentation, testing and possible remediation to meet the detailed standards.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2013, as disclosed in “Item 9A. Controls and Procedures”  and concluded that our internal control over financial reporting was ineffective as of December 31, 2013. We determined that we had material weaknesses due to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) an inadequate number of independent board members and lack of an independent audit committee, and (d) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted material weaknesses in internal control over financial reporting.

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

ITEM 2.                   PROPERTIES

We rent approximately 11,000 square feet of office and manufacturing space at our headquarters located at 3367 West Oquendo Road, Las Vegas, Nevada 89118 from an affiliate that is controlled by Scott Fraser, our Chief Executive Officer, under a triple net lease expiring on February 28, 2016. Monthly base rent under the lease is $7,000. We do not expect to experience any difficulties in renewing our leases, or finding additional or replacement office and warehouse space, at their current or more favorable rates.

We also lease approximately 3,800 square feet of additional manufacturing facility space at 3375 W. Oquendo Road in Las Vegas, which is located next to our other manufacturing facilities. Pursuant to the lease, which expires on May 31, 2015, our annual rent is $48,000, which is payable in equal monthly installments. Pursuant to the lease, we were also granted an option to purchase the leased premises, which we may exercise at any time until the expiration date of the lease.

The Company also leases office equipment under a non-cancelable operating lease agreement that provides for monthly rental payments of $280 through February 2016.

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

Quarter ended	High	Low
March 31, 2012	$1.25	$1.15
June 30, 2012	$1.32	$0.80
September 30, 2012	$1.20	$0.70
December 31, 2012	$1.11	$0.12
March 31, 2013	$0.50	$0.15
June 30, 2013	$0.50	$0.23
September 30, 2013	$0.55	$0.24
December 31, 2013	$0.48	$0.11

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
22

Stockholders

As of March 31, 2014 we had 48 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2013 or 2012.

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

Overview

Through EP Nevada, we offer a line of topical gels, lotions and oils, designed to enhance a person’s sex life and make people feel good about their sexual health in general. We currently have 13 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our products offerings. Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked lubricant and lotion products are currently sold in 30 countries through more than 21,000 retail outlets. We also offer a line of nutritional supplements under our PINK® for Women and GUN OIL® for Men trademarks, which are currently sold in the U.S.

We also offer a line of nutritional supplements under the “Elevate for Women” and “High Caliber for Men” brands. We intend to expand our proprietary line of supplements by targeting the growing number of people who we believe are socially incapacitated and/or subdued by prescription anti-depressants.

Recent Events

During 2013, we began to distribute our products through national retail chain stores. Walgreens placed orders for our PINK® Silicone and PINK® Water feminine lubricants to be distributed to over 7,000 of its drugstore locations across the United States. Rite Aid placed orders for our PINK® Silicone lubricant for placement in 4,548 U.S. stores and our PINK® Water lubricant for placement in 3,705 U.S. stores. The Kroger Co. placed an order for our PINK® Silicone and PINK® Water personal lubricants to be distributed to approximately 1,400 Kroger retail locations across the United States. CVS Caremark (CVS) expanded the number of stores carrying our GunOil® Silicone, GunOil® H20, PINK® Silicone, and PINK® Water to over 5,000 retail locations across the United States. Wal-Mart Stores, Inc. placed an order for our PINK® Water and GunOil® H2O water-based lubricants to 39 of Wal-Mart’s U.S. distribution centers.

To support our products being available at more than 21,000 U.S. retail locations carrying our products, we initiated our largest marketing and advertising campaign. In late 2013, we launched our first national direct-to-consumer marketing campaign with HBMG Health & Beauty Marketing Group for our full line of sexual lubricants and high potency sexual enhancement supplements for the U.S. consumer market. HBMG is a leading advertising agency offering full service solutions to the health and beauty consumer markets worldwide. We also expanded the circulation of our SmartSource FSI ad campaign to more than 10 million homes.

Results of Operations

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Years Ended December 31,
	2013		2012
	(in thousands)
Revenues	$4,610	100.0%	$3,000	100.0%
Cost of revenue	1,721	37.3%	1,348	44.9%
Gross profit	2,889	62.7%	1,652	55.1%

Selling and distribution	1,174	25.5%	897	29.9%
Research and development	1	*	1	*
General and administrative	1,567	34.0%	1,039	34.7%

Income (loss) from operations	147	3.2%	(285)	(9.5%)

Interest income	–	*	–	*
Interest expense	(13)	(0.3%)	(22)	(.8%)

Net income (loss)	$134	2.9%	$(307)	(10.3%)

* Less than 0.1%.

Years Ended December 31, 2013 and 2012

Revenue. Revenues for the year ended December 31, 2013 were approximately $4.6 million, compared to revenues of approximately $3.0 million in the comparable period in 2012, an increase of 53.6%.  The increase in revenue was primarily due to new sales of Pink, Pink Water, Gunoil and Gunoil H2O to national retail chains throughout the United States. The major chain stores now carrying our lubricant products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB and Wal-Mart. We also saw a 7.8% increase in sales through our established distributor channels.

Cost of revenue. Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the year ended December 31, 2013 was approximately $1.7 million as compared to approximately $1.3 million in the comparable period in 2012, a 27.6% increase.  The increase in cost of revenue for the year ended December 31, 2013 relative to 2012, was primarily due to increased sales to national retail chains and the resulting costs associated with those sales.

Gross profit. In the year ended December 31, 2013, our gross profit increased to approximately $2.9 million, from approximately $1.7 million in the year ended December 31, 2012. During the same period, our gross profit margin increased to 62.7%, up from 55.1% in the previous year.  The gross profit margin increase was attributable to an increase in sales made directly to retailers, including national retail chains, at our standard rates, based on our manufacturer suggested retail price as compared to sales made through our wholesale distribution channels which are made at lower prices due to higher discounts given to such customers.  The percentage of sales to national retail chains for the years ended December 31, 2013 and 2012 were approximately 61.1% and 38.5% respectively.

Selling and distribution expenses. Selling and distribution expenses for the year ended December 31, 2013 were approximately $1.2 million, or 25.5% of revenues, which increased from selling and distribution expenses of approximately $900,000, or 29.9% of revenues, for 2012. The increase in selling and distribution expenses was primarily the result of an increase in marketing fees charged back from the national retail chains for in store promotion of our product, increased freight expense and increased sales commissions.

Research and development expenses. Research and development expenses for the year ended December 31, 2013 were approximately $1,000 compared to approximately $1,000 for the year ended December 31, 2012,  We added no new products in 2013 and 2012, as we concentrated on promoting our existing product line, resulting in no changes to the research and development expenses.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were approximately $1.6 million, or 34.0% of revenues, compared to approximately $1.0 million, or 34.7% of revenues, for the year ended December 31, 2012, an increase of $0.6 million.  The increase in general and administrative expenses was primarily due to approximately $670,000 in expenses related to share based compensation during the year ended December 31, 2013 and an increase of approximately $141,000 in investor relations for the same period. This was offset by approximately $180,000 of expenses that were absorbed into costs of sales as part of the Company’s overhead allocation process due to increases in production and reductions in legal and professional fees of approximately $30,000.

Income taxes. No expense or benefit from income taxes was recorded in the years ended December 31, 2013 or 2012 due to the utilization of net operating loss carryforwards in 2013 and the net loss in 2012.

Net income (loss). We had net income of approximately $134,000 for the year ended December 31, 2013 compared with net loss of approximately $307,000 for the year ended December 31, 2012. The increase in our net income was primarily due to increased sales to national retail chains.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $157,000 as of December 31, 2013, as compared to approximately $117,000 as of December 31, 2012.

We have in the past financed our operations through contributions from our majority stockholder, sales of equity securities, and borrowings under a line of credit. Currently we have relied on the Company’s operations to generate sufficient income and cash to fund our operations, along with borrowings under our line of credit. We have a line of credit with Bank of Nevada providing for borrowings of up to $500,000.  As of December 31, 2013, we had borrowings of approximately $100,000 outstanding under this line of credit.  The Company did have approximately $502,000 of cash that is restricted and tied to its line of credit.

For the year ended December 31, 2013, net cash provided by operating activities was approximately $315,000, as compared to net cash used in operating activities of approximately $590,000 for the comparable period in 2012. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of approximately $442,000 due mainly to sales to national retail chains, deferred revenue and non-cash expenses. This was offset by increases in accounts receivable, inventory and prepaid and other assets.

Net cash used in investing activities was approximately $28,000 for the year ended December 31, 2013 compared to approximately $35,000 for the comparable period in 2012. The decrease of cash used in investing activities was primarily attributable to reduced legal fees for trademarks.

Net cash used in financing activities was approximately $246,000 for the year ended December 31, 2013 as compared to net cash used in financing activities of approximately $122,000 for the comparable period in 2012. The increase in net cash used in financing activities is primarily attributable to repayments on the line of credit.

For the years ended December 31, 2013 and 2012, our inventory turnover was 1.7 and 1.6 times, respectively. The average days outstanding of our accounts receivable as of December 31, 2013 was 40 days, as compared to 44 days as of December 31, 2012.

In 2013, no upgrades to our bottling equipment were required. Purchases of additional equipment will be based on demand.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the related party vendor provides the manufacturing equipment, machine operator, and administration of production. Purchases under this contract result in a minimum monthly order of $5,880. Through December 31, 2013, the Company made purchases of approximately $165,000 under the purchase obligation.

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

While our significant accounting policies are more fully described in Note 3 to our audited financial statements included beginning on page F-7 of this Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $65,000 was made at December 31, 2013. There was an allowance of approximately $57,000 at December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

We did not maintain effective controls over the period-end financial close and reporting processes. The specific deficiencies contributing to these material weaknesses related to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) an inadequate number of independent board members and lack of an independent audit committee, and (d) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting.

Management has retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate this weaknesses. This will create a position whereby certain aspects of the operations will become more segregated, which is consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. At an undeterminded time in the future, we also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors will assist in remedying the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We originally anticipated that these initiatives will be at least partially, if not fully, implemented by December 31, 2013; however, due to limited resources and varying Company business priorities, we currently intend to take action during fiscal 2014.

c) Changes in Internal Control over Financial Reporting

The Company has made no changes in its internal controls during its fourth quarter or in other factors that could significantly affect  the Company’s internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

On October 23, 2013, the Company entered into a business loan agreement with The Bank of Nevada for a $500,000 line of credit. The loan will mature on October 28, 2014. The Company did not renew its letter of credit with Wells Fargo Bank which matured on November 1, 2013.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Scott Fraser	49	President, Chief Executive Officer and Chairman of the Board
Kurt Weber	60	Chief Financial Officer, Chief of Operations and Director

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

Board of Directors and Committees and Director Independence

Neither of our directors are considered independent directors under Section 803A(2) of the NYSE MKT Company Guide, even though such definition does not currently apply to us because we are not listed on the NYSE MKT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2013, all filing requirements were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to us and EP Nevada for the two fiscal years ended December 31, 2013 and 2012 of the principal executive officer, in addition to our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(2)	Total ($)

Scott Fraser	2013	188,120	19,500	–	207,620
President, Chief Executive	2012	177,792	–	–	177,792
Officer and Chairman of the Board

Kurt Weber (1)	2013	106,204	18,750	175,000	299,954
Chief Financial Officer, Chief of Operations and Director	2012	100,254	–	–	100,254

(1)	Mr. Weber was appointed as a director in February 2013.
(2)	The amount disclosed reflects the full fair value of the options issued at the grant date in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Also see “Terms of 2012 Option Grants” for a description of the material terms of each grant.

Our officers are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2012 Omnibus Incentive Plan (the “Plan”). Grants of such awards are at the discretion of our board of directors.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Grant Date	Option Expiration Date
Kurt Weber Chief Financial Officer, Chief of Operations and Director	1,000,000	–	$0.28	03/11/2013	03/11/2023

Employment Agreements

We have no employment agreements with any of our executive officers.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2013 by our non-employee members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Fischer (1)	–	–	–	–	–	–	–

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Empowered Products, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	2,700,000	$0.28	1,900,000
Equity compensation plans not approved by security holders	–	–	–
Total	2,700,000	$0.28	1,900,000

(1)	In April 2012, the Company adopted the Plan. As of December 31, 2013, the Plan had 5,000,000 shares authorized for issuance. In March 2013, we granted 2.7 million options to employees of the Company. During fiscal 2013, we also issued 400,000 shares of common stock under the Plan to a service provider.

2012 Omnibus Incentive

The Plan is administered by the board of directors or by a committee of the board of directors consisting of not less than two (2) directors (the “Committee”). The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards.  The Committee generally has discretion to delegate its authority under the Plan to another committee of the Board or a subcommittee, or to such other party or parties, including officers of the Company, as the Committee deems appropriate.

The Plan administrator may grant awards to any employee, director, consultant or other person providing services to the Company or its affiliates.  An aggregate of 5,000,000 shares of the Company’s common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

•	Stock Options. The Plan administrator may grant to a participant options to purchase Company common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The exercise price for stock options will be determined by the Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of the Company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted.

•	Stock Appreciation Rights. The Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

•	Restricted Shares and Restricted Units. The Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted units”). The terms and conditions of restricted share and restricted unit awards are determined by the Plan administrator.

•	Performance Awards. The Plan administrator may grant performance awards to participants under such terms and conditions as the Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from the Company, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Award periods will be established at the discretion of the Plan administrator. The performance targets will also be determined by the Plan administrator.

•	Other Stock-Based Awards. The Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted units, or performance awards. The terms and conditions of each other stock-based award will be determined by the Plan administrator.

•	Cash-Based Awards. The Plan administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees subject to Section 162(m) of the Code. The terms and conditions of each cash-based award will be determined by the Plan administrator.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock as of March 31, 2014, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 31, 2014, excludes 3,000,000 shares of common stock underlying outstanding warrants and 3,725,000 shares of common stock underlying outstanding options. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Empowered Products, Inc. 3367 West Oquendo Road, Las Vegas, Nevada 89118.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class (1)

Directors and Named Executive Officers
Scott Fraser	President, Chief Executive Officer and Chairman of the Board	40,004,000	(2)	63.7%

Kurt Weber	Chief Financial Officer, Chief of Operations and Director	1,502,500	(3)	2.4%

Officers and Directors as a Group (total of 2 persons)		41,506,500	(3)	66.1%
5% or More Owners

New Kaiser Limited		4,000,000	(4)	6.4%

(1)	Each stockholder’s percentage of ownership in the above table is based upon 62,788,856 shares of the Company’s common stock outstanding as of March 31, 2014.
(2)	Includes 2,000,000 shares of common stock held in trust for the benefit of his minor children. Mr. Fraser does not have voting or dispositive rights to the shares held by the trust, but has the right to acquire direct ownership of such shares at any time.
(3)	Includes options to purchase 1,500,000 shares of common stock.
(4)	Includes warrants to purchase 2,000,000 shares of common stock.

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

Lease with Affiliated Party

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014 and was renewed through February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense under this lease for each of the years ended December 31, 2013 and 2012 was $84,000.

Purchase of Samples from Related Party

The Company purchased sample products from a related party of approximately $65,000 and $100,000 for the years ended December 31, 2013 and 2012, respectively. Payments of approximately $41,000 and $34,000 are included in prepaid and other current assets at December 31, 2013 and 2012, respectively, and payments of approximately $44,000 and $32,000, respectively, are included in other assets.

Investor Relations/Sales & Marketing Services Agreement

In July 2011, we entered into an Investor Relations/Sales and Marketing Services Agreement (“IR & Sales Agreement”) with Contrarian Press, LLC (dba Contrarian Wealth Coalition) (“Contrarian Press”), a company wholly-owned by Scott Fraser, our President and Chief Executive Officer and majority stockholder. The term of the agreement is one year, unless terminated by either party on a material breach by the other party that is not cured by the breaching partying within 14 days after receiving written notice of the breach by the non-breaching party. Pursuant to the IR & Sales Agreement, Contrarian Press provides advice and counsel to our officers and employees concerning our stockholder and consumer base and feedback received from our stockholders and consumers. We will also pay Contrarian Press a monthly consulting and service fee of $19,500 and reimburse Contrarian Press for certain expenses it incurs while performing its obligations under the agreement. In 2013 and 2012, we paid Contrarian Press an aggregate of $311,879 and $227,819, respectively, pursuant to the IR & Sales Agreement.

Guarantee by President and Chief Executive Officer

Our President and Chief Executive Officer, Scott Fraser, provided a personal guarantee for a prior line of credit that we had with Wells Fargo Bank, which matured on November 1, 2013. We replaced the Wells Fargo line of credit with a line of credit from The Bank of Nevada in the amount of $500,000. Mr. Fraser does not provide a personal guarantee on our line of credit with The Bank of Nevada.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by PKF Certified Public Accountants (“PKF”) for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2013 and December 31, 2012 and fees billed for other services rendered by PKF during those periods.

	Year ended December 31,
	2013	2012

Audit Fees	$74,041	$62,486
Audit-Related Fees	–	–
Tax Fees	5,322	5,949
All Other Fees	–	–
Total	$79,363	$68,435

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas on March 31, 2014.

Empowered Products, Inc. (Registrant)

Dated: March 31, 2014	By:	/s/ Scott Fraser
Scott Fraser Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Fraser	Chief Executive Officer and	March 31, 2014
By: Scott Fraser	Chairman of the Board
(Principal Executive Officer)

/s/ Kurt Weber	Chief Financial Officer and Director	March 31, 2014
By: Kurt Weber	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated as of June 30, 2011 by and among the Empowered Products, Inc., EPI Acquisition Corp., EPI Name Change Corp. and Empowered Products Nevada, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
2.2*	Asset Purchase Agreement dated March 31, 2011 by and among Empowered Products Nevada, Inc., Empowered Products Asia Limited and Polarin Limited (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 13, 2011).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.4	Articles of Merger (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.1	Warrant issued to New Kaiser Limited dated July 7, 2011 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.1	Assignment and Assumption Agreement dated as of June 30, 2011 by and between the registrant and OT Filings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.2	Share Repurchase and Cancellation Agreement dated as of June 30, 2011 by and among the registrant, OT Filings, Inc. and Suzanne Fischer (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.3	Promissory Note made by Empowered Products Nevada, Inc. in favor of New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.4	Security Agreement by and between the Empowered Products Nevada, Inc. and New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.5	Subscription Agreement dated June 30, 2011 by and between Empowered Products, Inc., and New Kaiser Limited (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6(a)	Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B5 (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6(b)	Renewal of the Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
10.7(a)	Commercial Lease Agreement dated March 1, 2012 by and between Empowered Products, Inc. and EGA Research LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).
10.7(b)	Renewal of the Commercial Lease Agreement dated March 1, 2014 by and between Empowered Products, Inc. and EGA Research LLC.
10.8	Investor Relations/Sales & Marketing Services Agreement dated as of July 1, 2011 by and between the registrant and Contrarian Press, LLC (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).
10.9	Agreement for Manufacture and Sale of Goods dated as of August 1, 2011 by and between the registrant and Mobile Samples America Corp. (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

10.10		Empowered Products, Inc. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(a)		Form of Stock Option Agreement for. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(b)		Form of Restricted Stock Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(c)		Form of Restricted Stock Unit Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(d)		Form of Stock Appreciate Right Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(d) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.11(a)		Business Lending Confirmation for Line of Credit dated February 9, 2011 by and between for Empowered Products Nevada, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.11(b)		Renewal Notice for Line of Credit from Wells Fargo Bank, National Associated dated November 5, 2012.
10.12		Business Loan Agreement dated October 23, 2013 entered into by and between Empowered Products Nevada, Inc. and The Bank of Nevada.
21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).
23.1		Consent of PKF Certified Public Accountants.
31.1		Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

EMPOWERED PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Empowered Products, Inc.

We have audited the accompanying consolidated balance sheets of Empowered Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empowered Products, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
March 31, 2014	PKF
San Diego, California	Certified Public Accountants A Professional Corporation

Empowered Products, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$157,396	$116,990
Restricted cash	502,000	561,530
Accounts receivable, less allowance for doubtful accounts of $36,532 in 2013 and $33,271 in 2012	661,135	357,039
Inventory, net	1,093,466	873,881
Prepaid and other current assets	343,873	65,107
Total current assets	2,757,870	1,974,547

Plant and equipment, net	183,106	229,769
Trademarks and other intangibles, net	544,507	542,202
Other assets	48,397	34,606
Total assets	$3,533,880	$2,781,124

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$100,000	$346,042
Accounts payable and other accrued expenses	193,417	124,714
Deferred revenue	125,712	–
Total current liabilities	419,129	470,756

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 2,200,000,000 shares authorized, 62,788,856, and 62,388,856 shares issued and outstanding at December 31, 2013 and 2012, respectively	62,789	62,389
Additional paid-in capital	6,759,633	6,089,899
Accumulated deficit	(3,707,671)	(3,841,920)
Total stockholders' equity	3,114,751	2,310,368
Total liabilities and stockholders' equity	$3,533,880	$2,781,124

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012

Revenue	$4,609,722	$3,000,451
Cost of revenue	1,720,703	1,348,616
Gross profit	2,889,019	1,651,835

Selling and distribution	1,173,707	897,055
Research and development	712	721
General and administrative	1,567,621	1,039,312

Income (loss) from operations	146,979	(285,253)

Interest income	395	121
Interest expense	(13,125)	(22,275)

Net income (loss)	$134,249	$(307,407)

Net income (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average common shares outstanding for basic	62,588,856	62,388,856
Weighted average common shares outstanding for diluted	62,841,458	62,388,856

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional		Total
	Number		Paid-In	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	62,388,856	$62,389	$6,089,899	$(3,534,513)	$2,617,775

Net loss	–	–	–	(307,407)	(307,407)

Balance, December 31, 2012	62,388,856	62,389	6,089,899	(3,841,920)	2,310,368

Share based compensation	–	–	518,134	–	518,134

Issuance of common stock	400,000	400	151,600	–	152,000

Net income	–	–	–	134,249	134,249

Balance, December 31, 2013	62,788,856	$62,789	$6,759,633	$(3,707,671)	$3,114,751

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$134,249	$(307,407)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	72,848	68,922
Share based compensation	670,134	–
Provision for doubtful accounts	47,486	(15,729)
Inventory write down	8,254	56,746
Changes in assets and liabilities:
Decrease (Increase) in restricted cash	59,530	(119)
(Increase) Decrease in accounts receivable	(351,582)	5,022
Increase in inventory	(227,839)	(162,872)
Decrease (increase) in prepaid and other current assets	(278,766)	96,237
Increase in other assets	(13,791)	(28,946)
(Decrease) increase in accounts payable and other accrued expenses	68,703	(301,526)
Increase in deferred revenue	125,712	–
Cash flows provided by (used in) operating activities	314,938	(589,672)

Cash flows used in investing activities:
Purchases of plant and equipment	(15,084)	(8,198)
Payment of fees for trademarks and other intangibles	(13,405)	(26,427)
Cash flows used in investing activities	(28,490)	(34,625)

Cash flows used in financing activities:
Line of credit (repayments) draws, net	(246,042)	(122,479)
Cash flows used in financing activities	(246,042)	(122,479)

Net increase (decrease) in cash and cash equivalents	40,406	(746,776)

Cash and cash equivalents at the beginning of the year	116,990	863,766

Cash and cash equivalents at the end of the year	$157,396	$116,990

Supplementary disclosure of cash flow information:
Cash paid for interest	$13,124	$22,275

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

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

Note 3. Basis of Presentation and Accounting Policies

Liquidity

As of December 31, 2013, the Company has cash and cash equivalents of approximately $157,000 and an accumulated deficit of approximately $3,708,000. For 2013, the Company generated net income of approximately $134,000 which included certain non-cash transactions, which included stock compensation expenses costs, which ultimately increased the cash provided from operations. In addition, the Company has an available line of credit from which it can borrow up to $500,000. The Company has invested cash into its inventory levels to ensure that customer demand can be met. With the accounts receivable balances from retail chain customers and based on its current year results and anticipated 2014 results, management believes that it has sufficient evidence that it can continue as a going concern.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. These costs have been subtracted from revenue and for the years ended December 31, 2013 and 2012 approximated $125,000 and $39,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

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

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2013 and 2012, the Company incurred approximately $490,000 and $347,000, respectively, in advertising and marketing expenses which are reflected in selling and distribution expenses in the accompanying consolidated statements of operations.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers and free product.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in the advertising and marketing expenses noted above were approximately $88,000 and $16,000 for the years ended December 31, 2013 and 2012, respectively.

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

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at December 31, 2013 and 2012.

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

Years Ended December 31, 2013 and 2012

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $239,000 and $111,000 at December 31, 2013 and 2012, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $65,000 and $57,000 was recorded at December 31, 2013 and 2012.

Concentration of credit risk

The Company had three vendors that made up approximately 14%, 12% and 11% of total purchases during the year ended December 31, 2013. The Company had two vendors that made up approximately 14% and 11% of total purchases during the year ended December 31, 2012.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at December 31, 2013 and 2012 was approximately $530,000 and $516,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2013 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired. Other intangibles consisted of customer lists acquired in 2011 and website development costs incurred in 2012. At December 31, 2013 and 2012, customer lists of approximately $6,000 and $9,000, respectively, are being amortized on the straight-line basis over the next four years. For the years ended December 31, 2013 and 2012, the amortization expense associated with these assets were $2,700 and $2,700, respectively. At December 31, 2013 and 2012, website development costs of approximately $9,000 and $17,000, respectively, are being amortized over the estimated useful life of two years. For the years ended December 31, 2013 and 2012, the amortization expense associated with these assets were $8,400 and $0, respectively.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At December 31, 2013 and 2012, no impairment losses were recorded.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

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

	Years Ended December 31,
	2013	2012

Net income (loss) available to common shares	$134,249	$(307,407)
Basic:
Weighted average shares	62,588,856	62,388,856
Diluted:
Weighted average shares, basic	62,588,856	62,388,856
Dilutive effect of options and shares	252,602	–
Weighted average shares, diluted	62,841,458	62,388,856

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	3,000,000	2,000,000

Note 5. Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through December 2013 and believes that none of them will have a material effect on the company’s financial statements.

Note 6. Concentrations of Credit Risk

The Company maintains its cash balances, including restricted cash, at two financial institutions. The balance may at times exceed insured limits.

There were revenues earned from two customers in excess of 10% of total revenue for the year ended December 31, 2013. There were no such customers for the year ended December 31, 2012. Accounts receivable included approximately 50% due from two customers and 12% due from one customer at December 31, 2013 and 2012, respectively. The Company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral. The Company does not believe that its customers’ credit risk represents a material risk of loss to the Company.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Note 7. Inventory

Inventory consists of the following at:

	December 31,
	2013	2012

Raw materials	$328,345	$515,451
Finished goods	830,121	415,176
	1,158,466	930,627
Less: inventory reserve	(65,000)	(56,746)
	$1,093,466	$873,881

Note 8. Plant and Equipment, net

Depreciation for the years ended December 31, 2013 and 2012 was approximately $62,000 and $66,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	December 31,
Category	Useful Lives	2013	2012

Manufacturing and computer equipment	5 - 7 Years	$388,190	$381,618
Office furniture and computer software	3 - 7 Years	87,003	78,490
Vehicles	5 Years	19,442	19,442
		494,635	479,550
Less: accumulated depreciation		(311,529)	(249,781)
		$183,106	$229,769

Note 9. Line of Credit

The Company has a new $500,000 line of credit with a financial institution bearing interest at 2.3%, secured by restricted cash with a maturity date of October 28, 2014. The prior line of credit was for $500,000 and bore interest at prime plus 1% (prime was 3.25% at December 31, 2012) and an interest rate floor of 5%. The balance was $100,000 and $346,042 at December 31, 2013 and 2012, respectively.

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

On February 22, 2013, the Company entered into an agreement with a related party, whereby, the Company agreed to grant to the individual as partial consideration of services to be rendered to the Company and/or its subsidiaries, an aggregate of 400,000 shares of the Company’s common stock, pursuant to the Company’s stock incentive plan below, to be granted in equal installments of 200,000 shares on April 1, 2013 and October 1, 2013, respectively. The Company valued the 400,000 shares at $152,000 based on the Company’s stock price at the dates of the grants.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Share-Based Compensation

Stock Options

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

The Plan provides for grants of awards to our directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 2.7 million have been granted as of December 31, 2013.

On March 12, 2013, the Board of Directors adopted resolutions and granted non-qualified stock options to five of the Company’s employees pursuant to the Plan. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	–	$–	–	$–
Granted	2,700,000	0.28	9.2	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2013	2,700,000	$0.28	9.2	$–

Fully vested and expected to vest at December 31, 2013	1,566,669	$0.28	9.2	$–

Exercisable at December 31, 2013	1,566,669	$0.28	9.2	$–

For the year ended December 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the year ended December 31, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of December 31, 2013, there was approximately $206,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 1.19 years.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of five to five and a half year term, common stock price of $0.28 per share, 78% expected volatility, 0.88% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the options was based on the U.S. Treasury yield at the time of grant. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the sum of the vesting term and the contract term, as the Company had limited activity surrounding its options to provide a historical term.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Warrants

In July 2013, the Company entered into Service Agreements with two companies agreeing to issue five-year warrants to purchase an aggregate of three million shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants equivalent to one million shares were granted on July 29, 2013, warrants to purchase one million shares will be issued in July 2014, and warrants to purchase one million shares will be issued in July 2015. If the Service Agreements are terminated prior to the issuance date, the Company has no obligation to issue the remaining unissued warrants. The Company valued the warrants at $240,000 based on the Company’s stock price on July 12, 2013, the date of the service contracts.

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

Note 11. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the years ended December 31:

	December 31,
	2013		2012
Revenue:
United States	$4,339,007	94.2%	$2,686,507	89.5%
Europe	176,681	3.8%	177,679	5.9%
Asia	94,034	2.0%	136,265	4.6%
	$4,609,722	100.0%	$3,000,451	100.0%

Note 12. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014 and was renewed through February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense under this lease for each of the years ended December 31, 2013 and 2012 was $84,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for fair value at any time during the term of the lease. Total rent expense under this lease for the years ended December 31, 2013 and 2012 was $48,000 and $48,000, respectively.

The Company purchased sample products from a related party of approximately $65,000 and $100,000 for the years ended December 31, 2013 and 2012, respectively. Payments of approximately $41,000 and $34,000 are included in prepaid and other current assets at December 31, 2013 and 2012, respectively, and payments of approximately $44,000 and $32,000, respectively, are included in other assets.

Included in selling and distribution expenses for the years ended December 31, 2013 and 2012 are marketing fees of $311,879 and $227,819, respectively, paid to a company owned by the Company’s majority stockholder. There remains $60,105 payable for marketing fees to this company.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Approximate minimum future rentals under the lease agreements are as follows:

Year ending
2014	$135,000
2015	107,000
2016	15,000
$257,000

Note 13. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Years Ended December 31,
	2013	2012

Current	$–	$–
Deferred	–	–
Total tax expense (benefit)	$–	$–

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	Years Ended December 31,
	2013	2012

Deferred tax assets:
Allowance for bad debt	$18,000	$11,300
Accrued expenses	6,000	4,200
Stock compensation	228,000	–
Inventory reserves	22,000	19,300
Net operating losses	1,024,000	1,271,500
	1,298,000	1,306,300
Less: valuation allowance for deferred tax asset	(1,223,000)	(1,222,600)
	75,000	83,700
Deferred tax liabilities:
Depreciation	(54,000)	(63,200)
Amortization	(21,000)	(20,500)
	(75,000)	(83,700)
Net deferred tax asset	$–	$–

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,014,000 and $3,570,000 at December 31, 2013 and 2012, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $400 and $99,000 during the years ended December 31, 2013 and 2012, respectively.

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

	Years Ended December 31,
	2013		2012

Federal tax rate	34%		(34%	)
Change in valuation allowance	(34%	)	34%
Effective tax rate	0%		0%

For the years ended December 31, 2013 and 2012, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2009.

Note 14. Subsequent Event

The Company issued 1,025,000 options to two employees during January 2014 with exercise prices of $0.40 per share. Of these options issued 275,000 vest immediately and the remaining vest at 250,000 every three months.

