Form 10-Q
period 2014-03-31
Empowered Products, Inc.
filed 2014-05-15
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The registrant had 62,788,856 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2014.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

Item 1. Financial Statements

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$235,713	$157,396
Restricted cash	502,000	502,000
Accounts receivable, less allowance for doubtful accounts of $48,372 and $36,532, respectively	730,425	661,135
Inventory, net	1,179,154	1,093,466
Prepaid and other current assets	232,621	343,873
Total current assets	2,879,913	2,757,870

Plant and equipment, net	174,186	183,106
Trademarks and other intangibles, net	543,330	544,507
Other assets	52,918	48,397
Total assets	$3,650,347	$3,533,880

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$–	$100,000
Accounts payable and other accrued expenses	331,701	193,417
Deferred revenue	125,712	125,712
Total current liabilities	457,413	419,129

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,788,856 shares issued and outstanding at March 31, 2014 and December 31, 2013	62,789	62,789
Additional paid-in capital	6,929,816	6,759,633
Accumulated deficit	(3,799,671)	(3,707,671)
Total stockholders' equity	3,192,934	3,114,751
Total liabilities and stockholders' equity	$3,650,347	$3,533,880

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$1,342,612	$833,019
Cost of revenue	468,530	329,234
Gross profit	874,082	503,785

Selling and distribution	453,338	202,512
General and administrative	511,699	573,458
Loss from operations	(90,955)	(272,185)

Interest income	2	140
Interest expense	(1,047)	(4,118)
Net loss	$(92,000)	$(276,163)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding for basic	62,788,856	62,388,856
Weighted average common shares outstanding for diluted	62,788,856	62,388,856

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(92,000)	$(276,163)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	17,275	17,675
Share based compensation	170,183	278,134
Provision for doubtful accounts	11,840	26,740
Changes in assets and liabilities:
(Increase) in restricted cash	–	(140)
(Increase) decrease in accounts receivable	(81,130)	7,811
(Increase) decrease in inventory	(85,688)	3,580
(Increase) decrease prepaid and other current assets	111,252	(21,994)
(Increase) other assets	(4,521)	(18,496)
Increase accounts payable and other accrued expenses	138,284	84,740
Cash flows provided by operating activities	185,495	101,887

Cash flows from investing activities:
Purchase of plant and equipment	(5,580)	–
Payment of fees for trademarks	(1,598)	(4,320)
Cash flows used in investing activities	(7,178)	(4,320)

Cash flows from financing activities:
Line of credit repayments	(100,000)	(96,532)
Cash flows used in financing activities	(100,000)	(96,532)

Net increase in cash and cash equivalents	78,317	1,035

Cash and cash equivalents at the beginning of the period	157,396	116,990

Cash and cash equivalents at the end of the period	$235,713	$118,025

Supplementary disclosure of cash flow information:
Cash paid for interest	$1,047	$4,118

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

Note 2. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended December 31, 2013 filed with the United States Securities and Exchange Commission on March 31, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.

Liquidity

As of March 31, 2014, the Company has cash and cash equivalents of approximately $236,000, restricted cash of $502,000 and an accumulated deficit of approximately $3,800,000. The Company generated a net loss of approximately $92,000 which included certain non-cash transactions, such as stock compensation expenses which generated the reported loss. The Company showed positive cash flows from operations and has paid off its line of credit, on which, the Company can borrow up to $500,000. With the accounts receivable balances from large retail chain customers and based on anticipated 2014 results, management believes that it has sufficient evidence that it can continue as a going concern.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. These costs have been subtracted from revenue and for the three months ended March 31, 2014 and 2013 approximated $15,000 and $3,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $275,000 at March 31, 2014 and $239,000 at December 31, 2013, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $65,000 and $65,000 was recorded at March 31, 2014 and December 31, 2013, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at March 31, 2014 and December 31, 2013 was approximately $531,000 and $530,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2013 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired.

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

	Three Months Ended March 31,
	2014	2013

Net loss available to common shares	$(92,000)	$(276,163)

Basic:
Weighted average shares	62,788,856	62,388,856

Diluted:
Weighted average shares, basic	62,788,856	62,388,856
Dilutive effect of warrants and options	–	–
Weighted average shares, diluted	62,788,856	62,388,856

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

Weighted average anti-dilutive shares excluded from diluted EPS	5,725,000	4,700,000

Note 4. Inventory

Inventory consists of the following at:

	March 31,	December 31,
	2014	2013

Raw materials	$410,214	$328,345
Finished goods	833,940	830,121
	1,244,154	1,158,466
Less: inventory reserve	(65,000)	(65,000)
	$1,179,154	$1,093,466

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5. Plant and Equipment, net

Depreciation for the three months ended March 31, 2014 and 2013 was approximately $14,500 and $14,900, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	March 31,	December 31,
Category	Useful Lives	2014	2013

Manufacturing and computer equipment	5 - 7 Years	$388,190	$388,190
Office furniture and computer software	3 - 7 Years	87,003	87,003
Vehicle	5 Years	19,442	19,442
Leasehold improvements	10 Years	5,580	–
		500,215	494,635
Less: accumulated depreciation		(326,029)	(311,529)
		$174,186	$183,106

Note 6. Line of Credit

The Company has a new $500,000 line of credit with a financial institution bearing interest at 2.3%, secured by restricted cash with a maturity date of October 28, 2014. The balance was $-0- and $100,000 at March 31, 2014 and December 31, 2013, respectively.

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

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

The Plan provides for grants of awards to our directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 3,725,000 have been granted as of March 31, 2014. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,700,000	$0.28	9.0	$294,521
Granted	1,025,000	0.40	9.8	–
Exercised	–	–		–
Forfeited	–	–		–
Expired	–	–		–
Outstanding at March 31, 2014	3,725,000	$0.31	9.2	$294,521

Fully vested and expected to vest at March 31, 2014	2,408,335	$0.29	9.1	$232,708

Exercisable at March 31, 2014	2,408,335	$0.29	9.1	$232,708

For the year ended December 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the year ended December 31, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of March 31, 2014, there was approximately $103,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.95 years.

During the three months ended March 31, 2014, 1,025,000 non-qualified stock options were granted with an aggregate fair market value of approximately $249,000. For the period ended March 31, 2014, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of March 31, 2014, there was approximately $182,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.58 years.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of a five and a half year term, common stock price of $0.28 - $0.40 per share, 74% - 78% expected volatility, 0.88% - 1.55% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the options was based on the U.S. Treasury yield at the time of grant. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the sum of the vesting term and the contract term, as the Company had limited activity surrounding its options to provide a historical term.

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

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 8. Revenue by Geographic Area

Revenue by geographic area is determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three months ended March 31:

	March 31,
	2014		2013
Revenue:
United States	$1,281,192	95.4%	$765,250	91.9%
Europe	48,532	3.6%	43,832	5.2%
Asia	12,888	1.0%	23,937	2.9%
	$1,342,612	100.0%	$833,019	100.0%

Note 9. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the three months ended March 31, 2014 and 2013 was $21,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for each of the three months ended March 31, 2014 and 2013 was $12,000.

Included in selling and distribution expenses for the three months ended March 31, 2014 and 2013 are marketing fees of approximately $139,000 and $192,000, respectively, paid to a company owned by the Company’s majority stockholder.

The Company purchased sample products from a related party of approximately $18,000 and $18,000 for the three months ended March 31, 2014 and 2013, respectively.

Minimum future rentals under the lease agreements are as follows:

Year ending
2014	$99,000
2015	104,000
2016	14,000
$217,000

Note 10. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of approximately $2,924,000, and $3,014,000 at March 31, 2014 and December 31, 2013, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance decreased by approximately $31,000 during the three months ended March 31, 2014.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the year ended December 31, 2013 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 (the “Annual Report”).

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

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three months ended March 31, 2014 and 2013 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended March 31,
	2014			2013
	In Dollars	Percentage of Revenue		In Dollars	Percentage of Revenue
Revenues	$1,342,612	100%		$833,019	100%
Cost of revenue	468,530	35%		329,234	40%
Gross profit	874,082	65%		503,785	60%

Selling and distribution	453,338	34%		202,512	24%
General and administrative	511,699	38%		573,458	69%

Loss from operations	(90,955)	(7%	)	(272,185)	33%

Interest income	2	0%		140	0%
Interest expense	(1,047)	(0%	)	(4,118)	(0%	)
Net loss	$(92,000)	(7%	)	$(276,163)	(33%	)
Earnings (loss) per share	$(0.00)			$(0.00)

Three Months Ended March 31, 2014 and 2013

Revenue for the three months ended March 31, 2014 was approximately $1.3 million as compared to approximately $833,000 in the comparable period in 2013. The 61% increase in revenue was primarily due to new sales of Pink, Pink Water, Hot Pink, Gunoil and Gunoil H2O to national retail chains throughout the United States. The major chain stores now carrying our lubricant products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB, Meijer and Wal-Mart.

Cost of revenue primarily consists of costs related to the production and purchase of products for sale. Cost of revenue for the three months ended March 31, 2014 was approximately $469,000 as compared to approximately $329,000 in the comparable period in 2013.  The increase in cost of revenue for the three months ended March 31, 2014 relative to the same period in 2013 was primarily due to increased sales to national retail chains and the resulting costs associated with those sales.

For the three months ended March 31, 2014, our gross profit increased by approximately $370,000 when compared to the three months ended March 31, 2013. The gross margin was 65% and 60% for the three months ended March 31, 2014 and 2013, respectively. The gross profit margin increase was attributable to an increase in sales made directly to retailers, including national retail chains, at our standard rates, based on our manufacturer suggested retail price as compared to sales made through our wholesale distribution channels which are made at lower prices due to higher discounts given to such customers. The percentage of sales to national retail chains during the three months ended March 31, 2014 and 2013 were approximately 44% and 15%, respectively.

Selling and distribution expenses for the three months ended March 31, 2014 were approximately $453,000, or 34% of revenue, compared to approximately $203,000, or 24% of revenue, for the same period in the prior year, an increase of 123%. The increase in selling and distribution expenses was primarily the result of an increase in marketing our products, direct mailers, fees charged back from the national retail chains for in store promotion of our product, increased freight expense and increased sales commissions.

General and administrative expenses for the three months ended March 31, 2014 were approximately $512,000, or 38% of revenue, compared to approximately $573,000, or 69% of revenue, for the same period in the prior year, a 10% decrease. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation.

No expense or benefit from income taxes was recorded in the three months ended March 31, 2014 or 2013 due to our net losses. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.

We had net loss of $92,000 for the three months ended March 31, 2014 compared with a net loss of approximately $276,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $236,000 as of March 31, 2014, as compared to approximately $157,000 as of December 31, 2013.

We rely on the Company’s operations to generate sufficient income and cash to fund our operations, along with borrowings under our line of credit. We have a line of credit with Bank of Nevada providing for borrowings of up to $500,000.  As of March 31, 2014, we had no borrowings outstanding under this line of credit.  The Company did have approximately $502,000 of cash that is restricted and tied to its line of credit.

For the three months ended March 31, 2014, net cash provided by operating activities was approximately $185,000 as compared to net cash provided by operating activities of approximately $102,000 for the comparable period in 2013. The increase in net cash provided by operating activities is primarily attributable to a decrease in prepayments and other assets of approximately $107,000 and an increase in accounts payable of approximately $138,000 which was partially offset by increases in accounts receivable of approximately $81,000 and inventory of approximately $86,000.

For the three months ended March 31, 2014, net cash used in investing activities was approximately $7,000, as compared to net cash used in investing activities of approximately $4,000 for the comparable period in 2013. The increase in net cash used in investing activities is primarily attributable to costs surrounding leasehold improvements at our bottling line warehouse.

Net cash used in financing activities was $100,000 for the three months ended March 31, 2014 as compared to net cash used in financing activities of approximately $97,000 for the comparable period in 2012. The increase in cash used in financing activities was primarily the result of the paydown of our line of credit.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since inception through March 31, 2014, the Company made purchases of approximately $188,000 pursuant to the purchase obligation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, our principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

We intend to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who would be appointed to serve an audit committee function, will remedy the lack of a functioning audit committee. We originally anticipated these initiatives to be at least partially, if not fully, implemented by December 31, 2013; however, due to limited resources and varying Company business priorities, we currently intend to take action during fiscal 2014, depending on the availability of Company resources. There is no guarantee that we will be able to take sufficient actions to remedy the material weaknesses described above.

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

Empowered Products, Inc.

Dated: May 15, 2014	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

