Form 10-Q
period 2014-06-30
Empowered Products, Inc.
filed 2014-08-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

_____________________________________________________________

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

The registrant had 62,788,856 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2014.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

Item 1. Financial Statements

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$615,563	$157,396
Restricted cash	502,000	502,000
Accounts receivable, less allowance for doubtful accounts of $48,372 and $36,532, respectively	825,688	697,851
Inventory, net	987,580	1,093,466
Prepaid and other current assets	276,257	343,873
Total current assets	3,207,088	2,794,586

Plant and equipment, net	159,936	183,106
Trademarks and other intangibles, net	544,381	544,507
Other assets	51,405	48,397
Total assets	$3,962,810	$3,570,596

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$–	$100,000
Accounts payable and other accrued expenses	742,669	230,133
Deferred revenue	125,712	125,712
Total current liabilities	868,381	455,845

Commitments and contingencies

Stockholders' Equity:v
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,788,856 shares issued and outstanding at June 30, 2014 and December 31, 2013	62,789	62,789
Additional paid-in capital	6,990,567	6,759,633
Accumulated deficit	(3,958,927)	(3,707,671)
Total stockholders' equity	3,094,429	3,114,751
Total liabilities and stockholders' equity	$3,962,810	$3,570,596

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$1,236,874	$1,325,926	$2,579,486	$2,158,945
Cost of revenue	618,507	482,679	1,087,218	813,561
Gross profit	618,367	843,247	1,492,268	1,345,384

Selling and distribution	428,964	260,989	883,068	456,184
General and administrative	346,759	269,357	858,592	848,485

Income (loss) from operations	(157,356)	312,901	(249,392)	40,715

Interest income	7	72	8	212
Interest expense	(824)	(4,072)	(1,872)	(8,189)

Net income (loss)	$(158,173)	$308,901	$(251,256)	$32,738

Earnings (loss) per share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic	62,788,856	62,588,856	62,788,856	62,488,856
Diluted	62,788,856	62,791,949	62,788,856	62,516,921

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(251,256)	$32,738
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	34,300	35,450
Share based compensation	230,934	334,135
Provision for doubtful accounts	11,840	12,379
Changes in assets and liabilities:
Increase in restricted cash	–	(210)
Increase in accounts receivable	(139,677)	(699,126)
(Increase) decrease in inventory	105,886	(149,564)
(Increase) decrease prepaid and other current assets	67,616	(14,542)
Increase other assets	(3,008)	(28,244)
Increase accounts payable and other accrued expenses	512,536	176,053
Increase in deferred revenue	–	282,881
Cash flows provided by (used in) operating activities	569,171	(18,050)

Cash flows from investing activities:
Purchase of plant and equipment	(5,580)	(3,500)
Payment of fees for trademarks	(5,424)	(4,320)
Cash flows used in investing activities	(11,004)	(7,820)

Cash flows from financing activities:
Line of credit (repayments) borrowings	(100,000)	44,646
Cash flows provided by (used) in financing activities	(100,000)	44,646

Net increase in cash and cash equivalents	458,167	18,776

Cash and cash equivalents at the beginning of the period	157,396	116,990

Cash and cash equivalents at the end of the period	$615,563	$135,766

Supplementary disclosure of cash flow information:
Cash paid for interest	$1,872	$8,189

See Notes to Unaudited Consolidated Condensed Financial Statements.

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

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at June 30, 2014 and the results of operations and cash flows for the three months and six months ended June 30, 2014 and 2013.

Liquidity

As of June 30, 2014, the Company has cash and cash equivalents of approximately $616,000, restricted cash of $502,000 and an accumulated deficit of approximately $3,959,000. The Company generated a net loss of approximately $251,000 which included certain non-cash transactions, such as stock compensation expenses. The Company showed positive cash flows from operations and has paid off its line of credit, on which, the Company can borrow up to $500,000. With the accounts receivable balances from large retail chain customers and based on anticipated 2014 results, management believes that it has sufficient evidence that it can continue as a going concern.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in consolidation.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. These costs have been subtracted from revenue and for the six months ended June 30, 2014 and 2013 amounted to approximately $506,000 and $8,000, respectively. These same costs have been subtracted from revenue and for the three months ended June 30, 2014 and 2013 amounted to approximately $480,000 and $4,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

Reclassifications

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation. No individual amounts were material.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $235,000 at June 30, 2014 and $239,000 at December 31, 2013, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of $65,000 and $65,000 was recorded at June 30, 2014 and December 31, 2013, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at June 30, 2014 and December 31, 2013 was approximately $544,000 and $545,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2013 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) available to common shares	$(158,173)	$308,901	$(251,256)	$32,738

Basic:
Weighted average shares	62,788,856	62,588,856	62,788,856	62,488,856

Diluted:
Weighted average shares, basic	62,788,856	62,588,856	62,788,856	62,488,856
Dilutive effect of warrants and options	–	203,093	–	28,065
Weighted average shares, diluted	62,788,856	62,791,949	62,788,856	62,516,921

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average anti-dilutive shares excluded from diluted EPS	6,725,000	2,000,000	6,554,167	2,000,000

Note 4. Inventory

Inventory consists of the following at:

	June 30,	December 31,
	2014	2013

Raw materials	$329,599	$328,345
Finished goods	722,981	830,121
	1,052,580	1,158,466
Less: inventory reserve	(65,000)	(65,000)
	$987,580	$1,093,466

Note 5. Plant and Equipment, net

Depreciation for the six months ended June 30, 2014 and 2013 was approximately $29,000 and $30,000, respectively. Depreciation for the three months ended June 30, 2014 and 2013 was approximately $14,500 and $13,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	June 30,	December 31,
Category	Useful Lives	2014	2013

Manufacturing and computer equipment	5 - 7 Years	$388,190	$388,190
Office furniture and computer software	3 - 7 Years	87,003	87,003
Vehicle	5 Years	19,442	19,442
Leasehold improvements	10 Years	5,580	–
		500,215	494,635
Less: accumulated depreciation		(340,279)	(311,529)
		$159,936	$183,106

Note 6. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at 2.3%, secured by restricted cash with a maturity date of October 28, 2014. The balance was $-0- and $100,000 at June 30, 2014 and December 31, 2013, respectively.

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

The Plan provides for grants of awards to directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 3,725,000 have been granted as of June 30, 2014. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,700,000	$0.28	9.2	$–
Granted	1,025,000	0.40	10.0	–
Exercised	–	–		–
Forfeited	–	–		–
Expired	–	–		–
Outstanding at June 30, 2014	3,725,000	$0.31	8.9	$–

Fully vested and expected to vest at June 30, 2014	2,658,335	$0.30	8.9	$–

Exercisable at June 30, 2014	2,658,335	$0.30	8.9	$–

For the year ended December 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the year ended December 31, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of June 30, 2014, there was approximately $103,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.70 years.

During the six months ended June 30, 2014, 1,025,000 non-qualified stock options were granted with an aggregate fair market value of approximately $249,000. For the period ended June 30, 2014, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of June 30, 2014, there was approximately $122,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.33 years.

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

Warrants

In July 2013, the Company entered into Service Agreements with two companies agreeing to issue five-year warrants to purchase an aggregate of three million shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants equivalent to one million shares were granted on July 29, 2013. Moreover, warrants to purchase one million shares would be issued in July 2014, and warrants to purchase one million shares would be issued in July 2015 provided that the Service Agreements were not terminated prior to the issuance date, in which case, the Company would have no obligation to issue the remaining unissued warrants. The Company valued the warrants at $240,000 based on the Company’s stock price on July 12, 2013, the date of the service contracts. In June 2014, the Company provided notice of termination for the Service Agreements and therefore the warrants that would have otherwise been issuable in July 2014 and July 2015 will not be issued.

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

Note 8. Revenue by Geographic Area

Revenue by geographic area is determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and six months ended June 30:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Revenue:
United States	$1,178,710	95.3%	$1,258,157	94.9%	$2,459,903	95.4%	$2,034,381	94.2%
Europe	41,666	3.4%	43,832	3.3%	90,198	3.5%	82,141	3.8%
Asia	16,498	1.3%	23,937	1.8%	29,385	1.1%	42,423	2.0%
	$1,236,874	100%	$1,325,926	100%	$2,579,486	100%	$2,158,945	100.0%

Note 9. Related Party Transactions and Operating Leases

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the three and six months ended June 30, 2014 and 2013 were $21,000 and $42,000, respectively.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for each of the three and six months ended June 30, 2014 and 2013 were $12,000 and $24,000, respectively.

Included in general and administrative expenses, as well as, selling and distribution expenses for the three months ended June 30, 2014 and 2013 are fees of approximately $97,000 and $53,000, respectively, paid to a company owned by the Company’s majority stockholder. Included in general and administrative expenses, as well as, selling and distribution expenses for the six months ended June 30, 2014 and 2013 are fees of approximately $204,000 and $89,000, respectively, paid to a company owned by the Company’s majority stockholder.

The Company purchased sample products from a related party of approximately $36,000 and $36,000 for the six months ended June 30, 2014 and 2013, respectively.

Minimum future rentals under the lease agreements are as follows:

Year ending
2014	$66,000
2015	104,000
2016	14,000
$184,000

Note 10. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,035,000, and $3,014,000 at June 30, 2014 and December 31, 2013, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $7,000 during the six months ended June 30, 2014.

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

Prior to the Merger, described above, our business included the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis and Retrieval system maintained by the Securities and Exchange Commission (“SEC”), and providing financial reporting and bookkeeping services. Pursuant to an assignment agreement, the assets and liabilities of this business were transferred to OT Filings, Inc. immediately after the Merger and the shares of OT Filings were transferred to Suzanne Fischer, one of our former directors.

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

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three and six months ended June 30, 2014 and 2013 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014			2013
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue		In Dollars	Percentage of Revenue		In Dollars	Percentage of Revenue
Revenues	$1 ,236,874	100%	$1,325,926	100%		$2,579,486	100%		$2,158,945	100%
Cost of revenue	618,507	50%	482,679	36%		1,087,218	42%		813,561	38%
Gross profit	618,367	50%	843,247	64%		1,492,268	58%		1,345,384	62%

Selling and distribution	428,964	35%	260,989	20%		883,068	34%		456,184	21%
General and administrative	346,759	28%	269,357	20%		858,592	33%		848,485	39%

Income (loss) from operations	(157,356)	(13)%	312,901	24%		(249,392)	(10%	)	40,715	2%

Interest income	7	0%	72	0%		8	-%		212	0%
Interest expense	(824)	(0% )	(4,072)	(0%	)	(1,872)	(-%)		(8,189)	(0%	)
Net Income (loss)	$(158,173)	(13)%	$308,901	24%		$(251,256)	(10%	)	$32,738	2%
Net Income (loss) per basic share	$(0.00)		$0.00			$(0.00)			$0.00

Three Months Ended June 30, 2014 and 2013

Revenue for the three months ended June 30, 2014 was approximately $1.2 million as compared to approximately $1.3 million in the comparable period in 2013. The 7% decrease in revenue was primarily attributable to our largest and most successful coupon campaign during this quarter, across 7,400 Walgreen stores, which was charged directly to revenue. This rebate campaign increased our overall sales volume, however, the coupon rebates reduced this increase in sales by approximately $395,000. In addition, we increased our returns allowance this quarter for approximately $98,000 as one of our retail chains, Meijer, removed our lubricant products from their 160 stores in July pending FDA clearance, which we anticipate will occur in late 2014 or early 2015. The major chain stores now carrying our lubricant products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB and Walmart.

Cost of revenue primarily consists of costs related to the production and purchase of products for sale.  Cost of revenue for the three months ended June 30, 2014 was approximately $619,000 as compared to approximately $483,000 in the comparable period in 2013.  The increase in cost of revenue for the three months ended June 30, 2014 relative to the same period in 2013 was primarily due to the cost of our goods sold due to the increase in overall sales prior to the coupon rebates being applied to our revenues, noted above. Our costs of revenue would have been consistent with that of the prior period, 36% if revenues were shown on a gross basis. Due to the coupon campaign and returns, our cost of revenue increased as a percentage of net sales.

For the three months ended June 30, 2014, our gross profit decreased by approximately $225,000 when compared to the three months ended June 30, 2013. The gross margin was 50% and 64% for the three months ended June 30, 2014 and 2013, respectively. The gross profit margin decrease was attributable to an increase in promotional discounts and coupon campaigns in the national retail chains as well as an increase in our returns allowance.  The percentage of sales to national retail chains during the three months ended June 30, 2014 and 2013 were 71% and 61%, respectively.

Selling and distribution expenses for the three months ended June 30, 2014 were approximately $429,000, or 35% of revenue, compared to approximately $261,000, or 20% of revenue, for the same period in the prior year, an increase of 64%. The increase in selling and distribution expenses was primarily the result of an increase in marketing our products, direct mailers, fees charged back from the national retail chains for in store promotion of our product, increased freight expense and increased sales commissions. A portion of this increase is also attributable to a non-cash charge of $60,000 related to the issuance of stock warrants for marketing services rendered.

General and administrative expenses for the three months ended June 30, 2014 were approximately $347,000, or 28% of revenue, compared to approximately $269,000, or 20% of revenue, for the same period in the prior year, a 29% increase. The increase in general and administrative expenses was primarily due to an increase in travel, investor relations, IT and general and administrative expenses.

No expense or benefit from income taxes was recorded in the three months ended June 30, 2014 or 2013 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.

We had net loss of approximately $158,000 for the three months ended June 30, 2014 compared with a net income of approximately $309,000 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues for the six months ended June 30, 2014 were approximately $2.6 million as compared to approximately $2.2 million in the comparable period in 2013. The 19% increase in revenue was primarily due to increased sales of Pink, Pink Water, Gun Oil and Gun Oil H2O to retail chains throughout the United States. As noted previously, during the current quarter we had a coupon campaign across 7,400 Walgreen stores, which was charged directly to revenue. This rebate campaign increased our overall sales volume, but reduced our overall net sales by approximately $395,000. In addition, we increased our returns allowance for approximately $98,000 as one of our retail chains, Meijer, removed our lubricant products from their 160 stores.

Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the six months ended June 30, 2014 was approximately $1,087,000 compared to approximately $814,000 in the comparable period in 2013.  The increase in cost of revenue for the six months ended June 30, 2014 relative to the same period in 2013 was primarily due to the cost of our goods sold due to the increase in overall sales prior to the coupon rebates being applied to our revenues, noted above. Our costs of revenue would have been consistent with that of the prior period, 36% in 2014 compared to 38% in 2013 if revenues were shown on a gross basis. Due to the coupon campaign and returns, our cost of revenue increased as a percentage of net sales.

For the six months ended June 30, 2014, our gross profit increased to approximately $1.5 million from approximately $1.3 million for the six months ended June 30, 2013. During the same period, our gross profit margin decreased to 58%, from 62% in the six months ended June 30, 2013. The gross profit margin decrease was attributable to expanded promotions and one-time setup fees to retailers.  The percentage of sales to national retail chains during the six months ended June 30, 2014 and 2013 were approximately 61% and 43% respectively.

Selling and distribution expenses for the six months ended June 30, 2014 were approximately $883,000, or 34% of revenues, compared to  approximately $456,000, or 21% of revenues, for the same period in the prior year, an increase of 94%. The increase in selling and distribution expenses was primarily the result of an increase in marketing our products, direct mailers, fees charged back from the national retail chains for in store promotion of our product, increased freight expense and increased sales commissions. A portion of this increase is also attributable to a non-cash charge of $120,000 related to the issuance of stock warrants for marketing services rendered.

General and administrative expenses for the six months ended June 30, 2014 were approximately $859,000 or 33% of revenues, compared to approximately $848,000, or 39% of revenues, for the same period in the prior year, a 1% decrease.  The small increase in general and administrative expenses was primarily due to an increase in travel, investor relations, IT and general and administrative expenses, offset by lower consulting and stock compensation expenses.

No expense or benefit from income taxes was recorded in the six months ended June 30, 2014 or 2013.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carryforwards.

We had net loss of approximately $251,000 for the six months ended June 30, 2014 compared with a net income of approximately $33,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $616,000 as of June 30, 2014, as compared to approximately $157,000 as of December 31, 2013.

We rely on the Company’s operations to generate sufficient income and cash to fund our operations, along with borrowings under our line of credit. We have a line of credit with Bank of Nevada providing for borrowings of up to $500,000.  As of June 30, 2014, we had no borrowings outstanding under this line of credit.  The Company did have approximately $502,000 of cash that is restricted and tied to its line of credit.

For the six months ended June 30, 2014, net cash provided by operating activities was approximately $569,000 as compared to net cash used in operating activities of approximately $18,000 for the comparable period in 2013. The increase in net cash provided by operating activities is primarily attributable to changes in: accounts receivable of approximately $559,000, prepayments and other assets of approximately $107,000, inventory of approximately $256,000, accounts payable of approximately $337,000; which were partially offset by changes in: share based compensation expenses of approximately $103,000, deferred revenue of approximately $283,000, and the net loss incurred for the six months ended June 30, 2014 compared to the net income earned during the same period in the prior year.

For the six months ended June 30, 2014, net cash used in investing activities was approximately $11,000, as compared to net cash used in investing activities of approximately $8,000 for the comparable period in 2013. The increase in net cash used in investing activities is primarily attributable to costs surrounding leasehold improvements at our bottling line warehouse.

Net cash used in financing activities was $100,000 for the six months ended June 30, 2014 as compared to net cash provided by financing activities of approximately $45,000 for the comparable period in 2013. The increase in cash used in financing activities was primarily the result of the pay down of our line of credit for the six months ended June 30, 2014 compared to draw-downs on the line of credit for the comparable period in 2013.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since inception through June 30, 2014, the Company made purchases of approximately $206,000 pursuant to the purchase obligation.

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

Revenue recognition

We recognize revenue when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable, have been satisfied. Returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment, volume discounts and returns.  We estimate that these discounts and returns will approximate 2% of gross revenues and the costs are accrued accordingly. For coupon promotions we estimate what the expected redemptions are and reduce our revenues based on these estimates. We participate in various promotional activities in conjunction with our retailers and wholesalers, primarily through the use of discounts.  The allowances for sales returns are established based on our estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Empowered Products, Inc.

Dated: August 14, 2014	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

