Form 10-Q
period 2014-09-30
Empowered Products, Inc.
filed 2014-11-14
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The registrant had 62,788,856 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2014.

EMPOWERED PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Item 1. Financial Statements

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$423,972	$157,396
Restricted cash	502,000	502,000
Accounts receivable, less allowance for doubtful accounts of $48,372 and $36,532, respectively	655,646	697,851
Inventory, net	857,397	1,093,466
Prepaid and other current assets	165,449	343,873
Total current assets	2,604,464	2,794,586

Plant and equipment, net	156,458	183,106
Trademarks and other intangibles, net	545,498	544,507
Other assets	52,158	48,397
Total assets	$3,358,578	$3,570,596

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$–	$100,000
Accounts payable and other accrued expenses	362,253	230,133
Deferred revenue	125,712	125,712
Total current liabilities	487,965	455,845

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 2,200,000,000 shares authorized, 62,788,856 shares issued and outstanding	62,789	62,789
Additional paid-in capital	7,051,317	6,759,633
Accumulated deficit	(4,243,493)	(3,707,671)
Total stockholders' equity	2,870,613	3,114,751
Total liabilities and stockholders' equity	$3,358,578	$3,570,596

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,075,824	$1,527,571	$3,655,310	$3,686,516
Cost of revenue	509,637	522,856	1,596,751	1,335,507
Gross profit	566,187	1,004,715	2,058,559	2,351,009

Selling and distribution	517,137	368,647	1,399,997	826,222
General and administrative	332,986	362,515	1,191,891	1,210,519

Income (loss) from operations	(283,936)	273,553	(533,329)	314,268

Interest income	39	67	47	279
Interest expense	(669)	(4,464)	(2,540)	(12,653)

Net income (loss)	$(284,566)	$269,156	$(535,822)	$301,894

Earnings (loss) per share:
Basic	$(0.00)	$0.00	$(0.01)	$0.00
Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	62,788,856	62,588,856	62,788,856	62,522,189
Diluted	62,788,856	63,591,493	62,788,856	62,691,216

See Notes to Unaudited Consolidated Condensed Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(535,822)	$301,894
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	52,428	53,225
Share based compensation	291,684	574,135
Provision for doubtful accounts	11,840	58,415
Inventory reserve	–	8,254
Changes in assets and liabilities:
Increase in restricted cash	–	(210)
(Increase) decrease in accounts receivable	30,365	(660,900)
(Increase) decrease in inventory	236,069	(135,502)
(Increase) decrease prepaid and other current assets	178,424	(255,779)
Increase other assets	(3,761)	(12,037)
Increase accounts payable and other accrued expenses	132,120	125,645
Increase in deferred revenue	–	282,881
Cash flows provided by operating activities	393,347	340,021

Cash flows from investing activities:
Purchase of plant and equipment	(17,455)	(3,500)
Payment of fees for trademarks	(9,316)	(4,320)
Cash flows used in investing activities	(26,771)	(7,820)

Cash flows from financing activities:
Line of credit repayments	(100,000)	(346,042)
Cash flows used in financing activities	(100,000)	(346,042)

Net increase (decrease) in cash and cash equivalents	266,576	(13,841)

Cash and cash equivalents at the beginning of the period	157,396	116,990

Cash and cash equivalents at the end of the period	$423,972	$103,149

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,540	$12,653

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

Note 2. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014. The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated condensed balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and the statement of cash flows for the nine months ended September 30, 2014 and 2013.

Liquidity

As of September 30, 2014, the Company has cash and cash equivalents of approximately $424,000, restricted cash of $502,000 and an accumulated deficit of approximately $4,243,000. The Company generated a net loss of approximately $536,000 for the nine months ended September 30, 2014, which included certain non-cash transactions, such as stock compensation expenses. During the nine months ended September 30, 2014, the Company generated positive cash flows from operating activities and has paid off its line of credit, on which, the Company can borrow up to $500,000. With the accounts receivable balances from large retail chain customers and based on anticipated 2014 results, management believes that it has sufficient evidence that it can continue as a going concern.

Consolidation

The consolidated condensed financial statements include the accounts of Empowered Products, Inc. and its direct and indirect wholly-owned subsidiaries, Empowered Products Nevada, Inc., Empowered Products Limited, Empowered Products Asia Limited, and Empowered Products Pty Ltd. All material intercompany balances have been eliminated in preparation of the consolidated condensed financial statements.

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold by the Company and reasonable assurance as to the collectability of the resulting account receivable has been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. These costs have been subtracted from revenue and for the nine months ended September 30, 2014 and 2013 amounted to approximately $619,000 and $24,000, respectively. These same costs have been subtracted from revenue and for the three months ended September 30, 2014 and 2013 amounted to approximately $91,000 and $16,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

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

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $203,000 at September 30, 2014 and $239,000 at December 31, 2013, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of $65,000 was recorded at each of September 30, 2014 and December 31, 2013, respectively.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at September 30, 2014 and December 31, 2013 was approximately $539,000 and $530,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2013 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Share-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

Note 3. Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) available to common shares	$(284,566)	$269,156	$(535,822)	$301,894
Basic:
Weighted average shares	62,788,856	62,588,856	62,788,856	62,552,189
Diluted:
Weighted average shares, basic	62,788,856	62,588,856	62,788,856	62,522,189
Dilutive effect of warrants and options	–	1,002,637	–	169,027
Weighted average shares, diluted	62,788,856	63,591,493	62,788,856	62,691,216

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average anti-dilutive shares excluded from diluted earnings per shares	6,725,000	2,000,000	6,611,111	3,000,000

Note 4. Inventory

Inventory consists of the following at:

	September 30,	December 31,
	2014	2013
Raw materials	$287,267	$328,345
Finished goods	635,130	830,121
	922,397	1,158,466
Less: inventory reserve	(65,000)	(65,000)
	$857,397	$1,093,466

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 5. Plant and Equipment, net

Depreciation for the nine months ended September 30, 2014 and 2013 was approximately $44,000 and $45,000, respectively. Depreciation for the three months ended September 30, 2014 and 2013 was approximately $14,500 and $15,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

Category	Estimated Useful Lives	September 30, 2014	December 31, 2013

Manufacturing and computer equipment	5 - 7 Years	$395,622	$388,190
Office furniture and computer software	3 - 7 Years	87,003	87,003
Vehicle	5 Years	19,442	19,442
Leasehold improvements	10 Years	10,023	–
		512,090	494,635
Less: accumulated depreciation		(355,632)	(311,529)
		$156,458	$183,106

Note 6. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at 2.3%, secured by restricted cash with a maturity date of October 28, 2014. The balance was $-0- and $100,000 at September 30, 2014 and December 31, 2013, respectively.

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

Share-Based Compensation

Stock Options

In April 2012, the Board of Directors adopted and the shareholders approved the Empowered Products, Inc. 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, stock appreciation rights, short-term cash incentive awards, restricted stock and restricted stock units. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may be subsequently re-priced by the Plan administrator without stockholder consent. Equity granted under the Plan vests in various increments generally over one to three years and stock options expire in ten years. Only stock options are currently outstanding under the Plan.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

The Plan provides for grants of awards to directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 3,725,000 have been granted as of September 30, 2014. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,700,000	$0.28	8.5	$81,000
Granted	1,025,000	0.40	9.3	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding at September 30, 2014	3,725,000	$0.34	8.9	$81,000

Fully vested and expected to vest at September 30, 2014	2,908,335	$0.31	8.7	$64,000

Exercisable at September 30, 2014	2,908,335	$0.31	8.7	$64,000

For the year ended December 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the year ended December 31, 2013, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of September 30, 2014, there was approximately $103,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.45 years.

During the nine months ended September 30, 2014, 1,025,000 non-qualified stock options were granted with an aggregate fair market value of approximately $249,000. For the period ended September 30, 2014, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of September 30, 2014, there was approximately $61,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.08 years.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of a 5.5 year term, common stock price of $0.28 to $0.40 per share, 74% to 78% expected volatility, 0.88% to 1.55% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading activity and history. The risk free rate for the contractual life of the options was based on the U.S. Treasury yield at the time of grant. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the sum of the vesting term and the contract term, as the Company had limited activity surrounding its options to provide a historical term.

Warrants

In July 2013, the Company entered into Service Agreements with two companies pursuant to which the Company agreed to issue five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants to purchase 1,000,000 shares were granted on July 29, 2013 and warrants to purchase an additional 1,000,000 shares were to be issued in each of July 2014 and July 2015, provided that the Company did not terminate the Service Agreements prior to the issuance dates, in which case the Company would have no obligation to issue the remaining unissued warrants. The Company valued the warrants at $240,000 based on the Company’s stock price on July 12, 2013, the date of the Service Agreements. In June 2014, the Company provided notice of termination for the Service Agreements and therefore the warrants that would have otherwise issuable in July 2014 were not issued and no additional warrants will be issued in July 2015.

Warrant valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The warrants have been valued using the Black-Scholes pricing model with assumptions of a 2.5 year term, common stock price of $0.43 per share, exercise price of $0.33 per share, 83% expected volatility, 0.52% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading activity and history. The risk free rate for the contractual life of the warrants was based on the U.S. Treasury yield at the time of grant.

Empowered Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 8. Revenue by Geographic Area

Revenue by geographic area is determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area for the three and nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Revenue:
United States	$981,432	91.2%	$1,464,845	95.9%	$3,441,335	94.1%	$3,499,226	94.9%
Europe	65,365	6.1%	44,485	2.9%	155,563	4.3%	126,626	3.4%
Asia	29,027	2.7%	18,241	1.2%	58,412	1.6%	60,664	1.7%
	$1,075,824	100%	$1,527,571	100%	$3,655,310	100%	$3,686,516	100.0%

Note 9. Related Party Transactions and Operating Leases

Included in general and administrative expenses, as well as, selling and distribution expenses for the three months ended September 30, 2014 and 2013 are fees of approximately $97,000 and $53,000, respectively, paid to a company owned by the Company’s majority stockholder. Included in general and administrative expenses, as well as, selling and distribution expenses for the nine months ended September 30, 2014 and 2013 are fees of approximately $204,000 and $89,000, respectively, paid to a company owned by the Company’s majority stockholder.

The Company purchased sample products from a related party of approximately $53,000 and $53,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Company rents office space from an affiliate, EGA Research, LLC, which is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense for each of the three and nine months ended September 30, 2014 and 2013 were $21,000 and $63,000, respectively.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for each of the three and nine months ended September 30, 2014 and 2013 were $12,000 and $36,000, respectively.

Minimum future rentals under the lease agreements are as follows:

Year ending
2014	$33,000
2015	104,000
2016	14,000
$151,000

Note 10. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,246,000, and $3,014,000 at September 30, 2014 and December 31, 2013, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $79,000 during the nine months ended September 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Empowered Products, Inc., a Nevada corporation and its subsidiaries. Unless otherwise indicated in this report, terms “we,” “our,” “us,” “Company” and “EPI” refer to Empowered Products, Inc. and its wholly-owned subsidiary Empowered Products Nevada, Inc., a Nevada corporation (“EP Nevada”), EP Nevada’s wholly-owned subsidiary, Empowered Products Limited, a British Virgin Islands company (“EP BVI”), EP BVI’s wholly-owned subsidiaries, Empowered Products Asia Limited, a Hong Kong company (“EP Asia”) and Empowered Products Pty Ltd., an Australian company (“EP Australia”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the year ended December 31, 2013 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Annual Report”).

The information contained in this report includes some statements that are not purely historical and that are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on third-party contractors to mix our lubricant products and manufacture our nutritional supplements;

•	our ability to grow and increase awareness of our brand;

•	the success of our new sales strategy to sell products directly to retail stores and consumers;

•	our ability to control advertising and marketing costs;

•	the maintenance of favorable trade relations between China and the U.S.;

•	our ability to sell our products in South America and other new markets;

•	our ability to develop a new online marketing strategy for our products;

•	our ability to maintain certification in the European Union;

•	the occurrence of foul weather that disrupts our operations;

•	our ability to market our products to end-retailers successfully;

•	our vulnerability to interruptions in shipping lanes;

•	our ability to increase our production space, machinery and personnel in line with our expansion plans;

•	our ability to increase our production capacity in a timely manner;

•	our ability to protect our trademarks;

•	market acceptance of our new line of nutritional supplements;

•	our reliance on the expected growth in demand for our products;

•	exposure to product liability claims;

•	exposure to intellectual property claims from third parties;

•	our ability to manage inventory in an effective manner;

•	our reliance on the expected growth in the nutritional supplement industry;

•	our compliance with FDA regulations and other regulatory requirements;

•	implementation of new regulations governing our products and operations;

•	our ability to protect against security breaches and inappropriate behavior of Internet users;

•	our exposure to credit card fraud;

•	our reliance on our current president and chief executive officer;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to raise additional capital;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	various other matters, many of which are beyond our control.

Company Overview

We were incorporated in the State of Nevada on July 10, 2009. On June 30, 2011, pursuant to an Agreement and Plan of Merger, EP Nevada merged with and into EPI Acquisition Corp., a wholly-owned subsidiary of the Company, with EP Nevada as the surviving company (the “Merger”). Upon the closing of the Merger, we assumed the business and operations of EP Nevada and its subsidiaries, which became our sole business, and changed our name from “On Time Filings, Inc.” to “Empowered Products, Inc.”

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

Through EP Nevada and its subsidiaries, we offer a line of topical gels, lotions and creams, designed to enhance a person’s sex life and make people feel good about their sexual health in general. We currently have 13 exclusively formulated skin lubricants sold under our PINK® for Women and GUN OIL® for Men trademarks and intend to continue to expand our product offerings. Our proprietary formulated products are designed to increase mental focus and to improve the bond of interpersonal relationships. Our trademarked products are currently sold in 30 countries through more than 21,000 retail outlets. We also sell two herbal supplements for women under our PINK® for Women brand, PINK® Elevate Libido and PINK® Elevate Performance, and two herbal supplements for men under our GUN OIL® for Men brand, GUN OIL® High Caliber Drive and GUN OIL® High Caliber Performance.

Results of Operations

The following table sets forth information from our consolidated condensed statements of operations for the three months ended September 30, 2014 and 2013 in dollars and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue	In Dollars	Percentage of Revenue
Revenues	$1,075,824	100%	$1,527,571	100%	$3,655,310	100%	$3,686,516	100%
Cost of revenue	509,637	47%	522,856	34%	1,596,751	44%	1,335,507	36%
Gross profit	566,187	53%	1,004,715	66%	2,058,559	56%	2,351,009	64%

Selling and distribution	517,137	48%	368,647	24%	1,399,997	38%	826,222	22%
General and administrative	332,986	31%	362,515	24%	1,191,891	33%	1,210,519	33%

Income (loss) from operations	(283,936)	(26)%	273,553	18%	(533,329)	(15)%	314,268	9%

Interest income	39	0%	67	0%	47	0%	279	0%
Interest expense	(669)	(0%)	(4,464)	(0%)	(2,540)	(0%)	(12,653)	(0%)
Net Income (loss)	$(284,566)	(26)%	$269,156	18%	$(535,822)	(15%)	$301,894	8%
Net Income (loss) per basic share	$(0.00)		$0.00		$(0.01)		$0.00

Three Months Ended September 30, 2014 and 2013

Revenue for the three months ended September 30, 2014 was approximately $1.1 million as compared to approximately $1.5 million in the comparable period in 2013. The 30% decrease in revenue from the comparable period in 2013 was primarily attributable to 2013 sales reflecting an initial sale into a national retail chain’s sales pipeline. In addition, our freight revenue decreased and returns, promotional allowances, discounts and coupon rebates increased due to increased focus on product promotions to the consumer. These costs were charged directly to revenue. Sales in 2013 benefited from the initial fill orders into the distribution chains of major retailers on which we typically have better margins.

Cost of revenue primarily consists of costs related to the production and purchase raw materials and packaging. Cost of revenue for the three months ended September 30, 2014 was approximately $510,000 as compared to approximately $523,000 in the comparable period in 2013. The slight decrease in cost of revenue for the three months ended September 30, 2014 relative to the same period in 2013 was primarily due to a decrease in products sold.

For the three months ended September 30, 2014, our gross profit decreased by approximately $439,000 when compared to the three months ended September 30, 2013. The gross margin was 53% and 66% for the three months ended September 30, 2014 and 2013, respectively. The gross profit margin decrease was attributable to an increase in promotional discounts and coupon campaigns in the national retail chains as well as an increase in our returns allowance.  These were charged directly against revenues, thus increasing the cost of revenue as a percentage of sales. The percentage of sales to national retail chains during the three months ended September 30, 2014 and 2013 were 34% and 50%, respectively. Higher sales to national retail chains during 2013 were reflective of the initial fill orders into their distribution centers.

Selling and distribution expenses for the three months ended September 30, 2014 were approximately $517,000, or 48% of revenue, compared to approximately $369,000, or 24% of revenue, for the same period in the prior year, an increase of 40%. The increase in selling and distribution expenses was primarily the result of an increase in advertising buys and trade show expenses; an increase in marketing and sales personnel expense and increased product testing as we move towards 510K certification of certain products. We believe that 510K certification will facilitate widespread distribution of our products in the nationwide retail market.

General and administrative expenses for the three months ended September 30, 2014 were approximately $333,000, or 31% of revenue, compared to approximately $363,000, or 24% of revenue, for the same period in the prior year, an 8% decrease. General and administrative expenses increased as a percentage of sales due to lower revenues in the current quarter, however, the overall general and administrative expenses decreased as a result of reduced legal and filing fees.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2014 or 2013 due to our net loss and the available net operating loss carry forwards utilized, respectively.

We had net loss of approximately $286,000 for the three months ended September 30, 2014 compared with a net income of approximately $269,000 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues for the nine months ended September 30, 2014 were approximately $3.7 million as compared to approximately $3.7 million in the comparable period in 2013. We experienced a significant increase in sales of Pink, Pink Water, Gun Oil and Gun Oil H2O as we began to distribute our products through retail chains located across the United States. However, during the current nine month period we ran a coupon campaign across 7,400 Walgreen stores, the costs of which were charged directly to revenue. This rebate campaign increased our overall sales volume, but reduced our overall net sales by approximately $395,000. In addition, we increased our returns allowance for approximately $98,000 as one of our retail chains, Meijer, removed our lubricant products from their 160 stores pending FDA clearance, which we anticipate will occur in late 2014 or early 2015.

Cost of revenue for the nine months ended September 30, 2014 was approximately $1.6 million compared to approximately $1.3 million in the comparable period in 2013. The increase in cost of revenue was primarily due to the increase in cost of goods sold that resulted from the increase in overall sales prior to the effect of the coupon rebates, as discussed above. Due to the coupon campaign and returns, our cost of revenue increased as a percentage of net sales.

Gross profit for the nine months ended September 30, 2014 decreased to approximately $2.1 million from approximately $2.4 million for the nine months ended September 30, 2013. Our gross profit margin decreased to 56%, from 64% in the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease in gross profit margin was attributable to expanded promotions and discounts and one-time setup fees paid to new retailers.  The percentage of sales to national retail chains during the nine months ended September 30, 2014 and 2013 were approximately 56% and 46% respectively.

Selling and distribution expenses for the nine months ended September 30, 2014 were approximately $1.4 million, or 38% of revenues, compared to approximately $826,000, or 22% of revenues, for the same period in the prior year.

The increase in selling and distribution expenses was primarily the result of an increase in advertising and trade show expenses; an increase in marketing and sales personnel expense and increased product testing, as we consider seeking to obtain 510K certification of certain of our products. A portion of this increase is also attributable to a non-cash charge of $120,000 during the nine months ended September 30, 2014 related to the issuance of stock warrants for marketing services rendered.

General and administrative expenses for the nine months ended September 30, 2014 were approximately $1.2 million or 33% of revenues, compared to approximately $1.2 million, or 33% of revenues, for the same period in the prior year.

No expense or benefit from income taxes was recorded in the nine months ended September 30, 2014 or 2013 due to our net loss and the available net operating loss carry forwards utilized, respectively.

We had a net loss of approximately $536,000 for the nine months ended September 30, 2014 compared with a net income of approximately $302,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $424,000 as of September 30, 2014, as compared to approximately $157,000 as of December 31, 2013.

We rely on the Company’s operations to generate sufficient income and cash to fund our operations, along with borrowings under our line of credit. We have a line of credit with Bank of Nevada providing for borrowings of up to $500,000. As of September 30, 2014, we had no borrowings outstanding under this line of credit. The Company did have $502,000 of cash that is restricted and tied to its line of credit.

For the nine months ended September 30, 2014, net cash provided by operating activities was approximately $393,000 as compared to net cash provided by operating activities of approximately $340,000 for the comparable period in 2013. The increase in net cash provided by operating activities is primarily attributable to changes in: accounts receivable of approximately $815,000, prepayments and other assets of approximately $434,000, inventory of approximately $371,000; which were partially offset by changes in: accounts payable of approximately $117,000, provision for doubtful accounts of approximately $46,000; share based compensation expenses of approximately $282,000, deferred revenue of approximately $283,000, and the net loss incurred for the nine months ended September 30, 2014 compared to the net income earned during the same period in the prior year.

For the nine months ended September 30, 2014, net cash used in investing activities was approximately $27,000, as compared to approximately $8,000 for the comparable period in 2013. The increase in net cash used in investing activities is primarily attributable to costs surrounding machinery upgrades and leasehold improvements at our bottling line warehouse.

Net cash used in financing activities was $100,000 for the nine months ended September 30, 2014 as compared to approximately $346,000 for the comparable period in 2013. The decrease in cash used in financing activities was primarily the result of a smaller pay down of our line of credit for the nine months ended September 30, 2014.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into an agreement to purchase product sample packets of Gun Oil and PINK products. In connection with the agreement, the related party vendor provides the manufacturing equipment, machine operator, and management of production. The Company is required to make minimum monthly purchases of $5,880 pursuant to the agreement. Since inception through September 30, 2014, the Company made purchases of approximately $223,000 pursuant to the purchase obligation.

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

While our significant accounting policies are more fully described in Note 2 of this report and Note 3 to our audited financial statements included in the Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

We intend to appoint outside directors to our board of directors who shall be appointed to an audit committee resulting in an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of independent directors, who would be appointed to serve an audit committee function, will remedy the lack of a functioning audit committee. We originally anticipated these initiatives to be at least partially, if not fully, implemented by December 31, 2013; however, due to limited resources and varying Company business priorities, we currently intend to take action in the future when Company resources permit. There is no guarantee that we will be able to take sufficient actions to remedy the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies

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

Empowered Products, Inc.

Dated: November 14, 2014	/s/	Scott Fraser
	By:	Scott Fraser
	Its:	President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

	/s/	Kurt Weber
	By:	Kurt Weber
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

