Form 10-K
period 2014-12-31
Empowered Products, Inc.
filed 2015-04-15
CIK 1483935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 million.

There were 62,788,856 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2015.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

EMPOWERED PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	risks related to our ability to continue as a going concern;
•	availability of continued debt financing from our majority stockholder;
•	our ability to grow and increase awareness of our brand;
•	the success of our new sales strategy to sell products directly to retail stores and consumers;
•	our ability to control and reduce advertising and marketing costs;
•	our ability to develop a new online marketing strategy for our products;
•	our ability to maintain our certification in the European Union;
•	the occurrence of inclement weather that disrupts our operations;
•	our ability to market our products to retailers successfully;
•	our vulnerability to interruptions in shipping lanes;
•	our ability to increase our production space, machinery and personnel in line with our expansion plans;
•	our ability to increase our production capacity in a timely manner;
•	the willingness of third-parties to conduct business with us given the adult nature of our business;
•	our ability to protect our trademarks;
•	exposure to intellectual property claims from third parties;
•	our ability to manage inventory in an effective manner;
•	our reliance on the expected growth in demand for our products;
•	exposure to product liability claims;
•	our compliance with FDA regulations and other regulatory requirements;
•	implementation of new regulations governing our products and operations;
•	our ability to protect against security breaches and inappropriate behavior of Internet users;

ii

•	our exposure to credit card fraud;
•	our reliance on our current president and chief executive officer;
•	our ability to establish and maintain effective disclosure controls and internal control over financial reporting;
•	development of a public trading market for our securities;
•	our ability to raise additional capital;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;
•	various other matters, many of which are beyond our control;
•	and the other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Industry and Market Opportunity

We operate in the rapidly expanding worldwide market of sexual wellness products. This industry's global market value has rapidly expanded as consumers have steadily increased demand for products that enable self-directed therapy and healing.  We believe that development of an active and expanding customer segment for our topical gels, lotions and oils in 30 countries thus far demonstrates the growing worldwide appetite for such products. As such, our products have continued to gain consumer acceptance, and many traditional major retailers, pharmacies and online retailers have begun carrying such products in their stores.

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

Expand our direct sales to consumers

Historically, our main sales channels in the U.S. have been almost exclusively to wholesalers and distributors. In addition to our sales expansion through retail chains in the U.S., we have begun selling directly to retail consumers through our four online shopping venues (www.EmpoweredProducts.com; www.PinkForUs.com; www.GunOil.com; www.empoweredproducts.co.uk)

Increase our market share in Europe

Our objective in Europe is to gain access to the mainstream retail chain stores as we increase our traditional presence in European adult product venues. We have attained CE certification for both our PINK® and GUN OIL® product lines in each of the European Union member-countries. We believe this will be a catalyst in achieving growth in the EU marketplace. To date, our biggest product presence in this region is Germany, Holland, and the United Kingdom.

Enhance brand awareness

We believe that continuing to strengthen our brand is critical to our increasing demand for, and achieving widespread acceptance of, our products. We believe a strong brand offers a competitive advantage and we intend to devote additional resources to strategic marketing promotion in order to increase brand awareness and product recognition and heighten customer loyalty. We will continue to exhibit our products at trade shows around the world and devote additional resources into print and Internet advertising to promote our brand. We also have launched our Wellness Stores which are online stores that enable customers to directly buy from us as well as generate internet leads and promote our product lines online. Online sites are based in the U.S. and the U.K., with additional sites under construction throughout EU member states.

Topical Lotion Products and Related Items

We launched our first topically applied wellness cream in 2003 and have kept all of our subsequent products competitive with unique formulations with premium ingredients and aggressive pricing.  Each product in our current line provides a unique benefit, in response to ongoing feedback from our customers.  Our current line of 15 products is divided between seven designed and packaged specifically for women under the PINK® trademark and eight designed and packaged specifically for men under the GUN OIL® trademark. Our current products offerings include:

GUN OIL for Men

•	GUN OIL Silicone: Silicone-based interactive lubricant
•	GUN OIL H2O: Water-based interactive lubricant
•	GUN OIL Force Recon: Combination water and silicone interactive lubricant
•	GUN OIL Gel: Gelatinous lubricant for men's personal toys
•	GUN OIL Stroke 29: Self-applied men's personal lubricant
•	GUN OIL Loaded: Silicone infused cream hybrid interactive lubricant
•	GUN OIL Jack Jelly: Self-applied men's personal lubricant in gelatinous form
•	GUN OIL Shine: Personal toy cleaner

PINK for Women

•	PINK Silicone: Interactive lubricant with silicone vitamin E and Aloe Vera
•	PINK Water: Water-based interactive lubricant with vitamin E and Aloe Vera
•	Hot PINK: An exothermic massage lubricant
•	PINK Frolic: Women's personal toy lubricant
•	PINK Unity: Gelatinous hybrid lubricant with silicone and water
•	PINK Indulgence Crème: Hybrid cream interactive lubricant
•	PINK Sparkle: Personal Toy Cleaner

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

Sales of our lubricant and related products represented 99% of our total revenues during the years ended December 31, 2014 and 2013.

Nutritional Supplements

In the third quarter of 2011, we entered into the growing nutritional supplement market and expanded our product offerings to include four nutritional supplements, two for women under our PINK® for Women brand and two for men under our GUN OIL® for Men brand. Our target market for our nutritional supplements included consumers of sexual wellness products. In the fourth quarter of 2014, we made the business decision to discontinue offering these nutritional supplements. The online retail landscape for products emphasizing libido and performance enhancement was becoming increasingly clouded with products made from unproven formulations and making unsubstantiated claims. We chose to focus our efforts and brand equity on our strengths in the market for gel, lotion and oil products.

Product Sourcing and Bottling

We contract with independent third-party companies to mix our topical gels, lotions and oils.  The mixed products are then transported to our bottling facility in Las Vegas, Nevada where we bottle and label the majority of our products.  During the year ended December 31, 2014, we purchased all of our mixed lubricant product from three suppliers, Chemsil Silicones, Inc., Biotone, Inc. and Botanic Beauty Products, Inc. Although we obtain our lubricant products from only three suppliers, we believe there are various other manufacturers who could mix our products and we believe that other suppliers could provide similar lubricant on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

Sales, Marketing and Promotion

Our personal lubricants are sold through our in-house sales department and contracted sales brokers. Traditionally, our sales staff has focused on selling our lubricant products to distributors and wholesalers, both domestic and foreign. During the past few years, we have expanded our sales and distribution channels and have begun selling such products directly to retailers and directly to consumers through our online Wellness Stores.

In 2013, we began selling our personal lubricants directly to mass retail chain stores in the United States. During fiscal 2014, we received purchase orders for our personal lubricant products from Walmart Stores Inc., CVS Caremark, The Kroger Co., Rite Aid, Walgreens, Roundy’s Inc. and H-E-B Grocery Stores. Our products are also sold in Europe in such countries as Iceland, Ireland, the United Kingdom, Portugal, Spain, France, Belgium, the Netherlands, Denmark, Germany, Italy and Russia and throughout the Asia-Pacific Rim in Hong Kong, Japan, Korea, Singapore, Taiwan, Thailand, Indonesia, Australia and New Zealand.

Revenues based on the location of our customers as a percentage of total revenue is set forth below:

	Years Ended December 31,
	2014	2013
North America	93.5%	94.2%
Europe	4.2%	3.8%
Asia	2.3%	2.0%
	100.0%	100.0%

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

During the year ended December 31, 2014, 52.3% of our total revenue was attributable to wholesale and distributor customers, 46.0% was attributable to retailers and 1.7% was attributable to consumers through our online store. During the year ended December 31, 2013, 37.3% of our total revenue was attributable to wholesale and distributor customers, 61.1% was attributable to retailers and 1.6% was attributable to consumers through our online store.

We advertise in print and electronic media and through our website to market our products. We believe these activities help to promote our products and brand name among key industry participants as well as buyers from large retail chain stores.

Major Customers

One customer accounted for 23% of revenue in 2014 and for 2013 two customers accounted for 26% of revenue.

Seasonality

Our business is not seasonal in nature.

Product Liability Insurance

We maintain commercial general liability, including product liability coverage, and property insurance.  Our policy provides for a general liability limit of $5.0 million per occurrence, and $6.0 million annual aggregate, along with $15.0 million umbrella coverage for a total of $21.0 million.  We also have a casualty insurance policy with a limit of $4.6 million blanket coverage for building, inventory and business personal property which covers all our locations.

Government Regulation

We primarily sell lubricant products in the US that are intended to be used as cosmetic lubricants and vaginal moisturizers. The products are labeled as cosmetic products and do not include condom safe or device compatibility claims and, as such, are regulated in the U.S. by the Food and Drug Administration (“FDA”) as “cosmetics,” as defined by the Federal Food, Drug, and Cosmetic (“FDC”) Act. Cosmetic products do not have FDA premarket submission requirements, but they do need to comply with the requirements of the FDC Act, the Fair Packaging and Labeling Act, and the FDA’s implementing regulations. The FDC Act prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic products must also comply with the FDA’s ingredient, quality and labeling requirements and the Federal Trade Commission’s (“FTC”) requirements pertaining to truthful and non-misleading advertising.

FDA has historically regulated lubricants which do not include condom safe or device compatibility claims as cosmetics. In contrast, patient lubricants and personal lubricants with condom or device compatibility claims are regulated as Class II devices. While there have been some informal indications over the past few years that FDA is considering modifying this approach to regulate all personal lubricants as devices; to date, FDA has not issued any formal regulations, guidance, or policy statements to this effect. Accordingly, other than as discussed below, we do not currently anticipate our lubricant products will be regulated as devices, but FDA may disagree with such determination. If FDA disagrees with this determination or concludes that we have failed to comply with applicable requirements under the FDC Act or FPLA and their implementing regulations, it could impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including seeking disgorgement of profits, injunction from further violative conduct, and consent decrees.

We also sell general purpose disinfectants used on devices, which are regulated as Class I devices. As a result, we have registered our company as a device establishment and listed the disinfectant with FDA. Establishment registration and device listing is required of all device manufacturers. All Class I Devices are subject to FDA’s prohibition against misbranding and adulteration and are also required to comply with the quality system regulation (unless specifically exempted by the terms of the applicable regulation), medical device adverse event reporting and the applicable labeling requirements.

We submitted two 510(k) premarket notifications to the FDA in December 2008 to support condom compatible claims for our water-based and silicone-based lubricants. Lubricants making condom compatibility claims are regulated as Class II devices. Upon initial review by the FDA, the 510(k) premarket notifications were not cleared. We recently engaged a consultant with expertise in FDA 510(k) filings to guide our company in seeking such clearance. In order for the FDA to clear a 510(k) premarket notification, the sponsor must submit information and data demonstrating that the device is “substantially equivalent” to a “predicate” device, which is a device that was either legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or subsequently cleared through the 510(k) premarket notification process. By statute, the FDA is required to review and clear a 510(k) premarket notification within 90 days of the submission. As a practical matter, clearance often takes considerably longer. A Class II device requiring the submission of a 510(k) premarket notification cannot be marketed in the U.S. without first receiving FDA market clearance.

If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions including public warning letters, fines, injunctions, consent decrees, seizures of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

In October 2014, we submitted our product information for review in the European Union and thereafter received a certification to produce our products with a “CE” logo, which will allow us to sell our products throughout the European Economic Area “EEA”, which includes all countries in the European Union, Iceland, Lichtenstein and Norway.

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

Research and Development

For the years ended December 31, 2014 and 2013, we expended $146,112 and $712, respectively, in research and development costs.

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

Competition

The markets for the products offered by our company are highly fragmented and are characterized by many small businesses as well as large multi-national companies. With no significant barriers to enter this market, we believe that competition will intensify in the lubricant industries. We believe that we compete on the basis of the distinctiveness, quality, performance and price of our products, quality of customer service, promotional activities and brand name recognition. Our products are not covered by patents and our competitors could produce copies of our products.

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

Many of our competitors have significantly greater financial and other resources than we do and have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products.

Employees

As of December 31, 2014, we had 19 employees, all of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

As of December 31, 2014, we had cash and cash equivalents of approximately $329,000 and an accumulated deficit of approximately $4,723,000. For the year ended December 31, 2014 we generated net loss of approximately $1,015,000 and negative cash flows from operating activities of approximately $29,000. These conditions raise substantial doubt about our ability to continue as a going concern. While we have managed to generate revenues since inception, we believe that additional debt and equity financing will be required to further fund our planned growth activities and to support operations. We cannot assure you that we will be able to obtain additional financing on terms favorable or acceptable to us, if at all. If we are unable to obtain adequate financing, we could be forced to abandon our expansion plans, which would negatively affect our ability to compete in the marketplace and adversely affect our financial condition and ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 regarding uncertainty over our ability to continue as a going concern. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties which could hinder our ability to remain a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We may need additional capital to implement our current business strategy, which may not be available to us.

We currently depend on revenues, borrowings under our line of credit and shareholders loans to meet our short-term cash requirements.  In each of December 2014 and March 2015, we borrowed $250,000 from our largest stockholder and principal executive to support the funding of our operations. In order to grow revenues, sustain profitability and remain a going concern, we will need additional capital.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in the marketplace and adversely affect our financial condition.

If the outside contractors we currently use for bulk production of our lubricant and lotion products fail to produce product in the volumes and quality that we require on a timely basis, we may be unable to meet demand for our products and may lose potential revenues.

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

We may not be able to continue to borrow funds from our majority stockholder or extend or renew our current revolving credit facility with The Bank of Nevada on terms reasonably acceptable to us, if at all.

We have generally financed our operations through loans from our majority stockholder, revenues, sales of equity securities, and borrowings under a line of credit, previously with Wells Fargo Bank and now with The Bank of Nevada. In each of December 2014 and March 2015, we borrowed $250,000 from our majority stockholder to support our operations. There is no guarantee or requirement that our majority stockholder will continue to make funds available to our company, and we would be required to seek financing from alternative sources which may not be available on favorable terms or at all. Moreover, our revolving line of credit with The Bank of Nevada provides for borrowings of up to $500,000, under which we have approximately $100,000 outstanding. If we are unable to renew our line of credit with The Bank of Nevada and cannot locate additional financing sources to replace such line of credit, our cash flow could be adversely affected.

Our product distribution is reliant upon national retail chains.

In 2012, we began to sell our products through national retail chains. The loss of one or more of the Company's retail chains that may account for a significant portion of the Company's net sales, or any significant decrease in sales to these retail chains, including as a result of consolidation among the Company's retail chains, inventory management by the Company's retail chains, changes in pricing or promotional strategies by the Company's retail chains or space reconfigurations by the Company's retail chains or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

Our sales strategy of selling our products directly to retailers and our new marketing focus toward end consumers might not be successful and may decrease sales to our wholesale customers.

A component of our overall plan to increase sales, through greater inventory capacity and new product genres, includes selling products directly to retailers and direct marketing to the end retail consumers of our products. In 2012, we began selling our lubricant products directly to retailers and in December 2011, we began selling our complete product line directly to consumers through our online Wellness Store. Prior to then, we had not sold any of our products directly to end consumers. We cannot assure you that this sales and marketing strategy will be successful. As a result of our new sales and marketing strategies, our traditional wholesale and distributor customers may decrease purchases from us, which could lead to reduced sales and revenues from that particular revenue stream. In addition, in implementing our new strategy to sell our products to end consumers, we intend to employ various methods to drive and direct consumer traffic to our retail store, such as issuing coupons redeemable at our retail store. These methods may cause tension with our wholesaler and retailer customers that want to control such consumer traffic and cause such customers to retaliate by decreasing their purchase orders with us, which could have a material adverse effect on our business, financial condition, liquidity and operating results.

Our sales and marketing strategies to reduce sales and marketing related costs may not be successful.

Our sales and marketing strategies, which have predominantly focused on trade conventions and extensive travel to onsite visits to wholesale account customers, must become more efficient to increase profit margins.  In 2012, we implemented a new sales and marketing strategy to increase sales and lower our costs per new account added and per order attained by using mass-contact methods such as, direct mail and online order solicitation from our customer contact management program on our proprietary server. We have embarked on a campaign to expand our presence in the large retail chain sector. This has been done through retail chain store industry shows and the establishment of a broker network for communicating with retail chain store buyers. We cannot assure you that these new sales and marketing methods will result in increased sales or decreased costs.

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

We intend to expand sales of our products to new international markets in which we will become subject to different political, cultural, regulatory, economic, legal and operational risks. We may need to comply with the need to overcome regulatory and legal barriers in order to sell our products in such jurisdictions and we cannot assure you that we will be able to overcome such barriers. For example, our entry into the South American markets continues to be difficult which could negatively impact our expansion plans. We have been attempting to gain initial shelf space for our lubricant products in South America for the past several years without success. The requirements to attain import licenses, such as the "anavisa" program in Brazil, continue to change without clear explanation. We may incur substantial costs in attempting to expand sales of our products to new international markets or in ensuring that our products are compliant with regulations in such areas, which could negatively affect our results of operations. We cannot assure you that consumers in such new markets will accept or purchase our products or that expanding into these new markets will generate significant revenues.

We depend on significant customers for a significant portion of our revenues.

There were revenues earned from one customer of approximately 23% of total revenue for 2014 and revenues earned from two customers of approximately 26% of total revenue for 2013. If we fail to continue to sell products to significant customers, our business and operations could be adversely affected. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenues and profitability may decline.

Our inability to collect on our accounts receivables held by significant customers may have an adverse effect on our business operations and financial condition.

There were revenues earned from one customer of approximately 23% of total revenue for the year ended December 31, 2014. There were revenues earned from two customers of approximately 26% of total revenue for the year ended December 31, 2013. Accounts receivable included approximately 41% due from two customers and 50% due from two customers at December 31, 2014 and 2013, respectively. As a result, we are exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

Our Las Vegas logistical center can be impacted by inclement weather which can disrupt our operations.

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

Certain of our products are subject to rigorous FDA and other regulatory requirements. Our product line includes general purpose disinfectants used on devices, which are Class I devices. We have registered our company with FDA and listed the disinfectant products as Class I devices. As a result, we are considered a regulated entity by the FDA. If we fail to comply with the FDC Act or FDA’s implementing regulations, we could be subjected to claims, financial penalties, product recalls or relabeling requirements, which could have a negative effect on our sales and results of operations. We expect to need expert guidance with respect to the application FDA rules and procedures and our compliance therewith. Obtaining advice and guidance from experts with respect to FDA and other governmental rules and regulations may result in increased costs, which may adversely affect our results of operations.

Our products may in the future be regulated as medical devices, which could result in increased compliance costs, inability to market our products, or harm to our business and results of operations.

We primarily sell lubricants which are currently regulated by the FDA as “cosmetics.” Some other lubricants, specifically patient and personal lubricants with condom or device compatibility claims, are currently regulated as Class II medical devices. There have been informal indications over the past few years that the FDA is considering regulating all lubricants as medical devices. This could result in increased compliance costs, public warning letters, injunctions, consent decrees, civil penalties, seizure of our products, total or partial shutdown of our production, or criminal prosecutions. If any of these events were to occur, it could materially adversely affect our results of operations.

We may be subject to product liability claims from our products, which could result in costly litigation, harm to our reputation, and a material adverse effect on our business and results of operations.

The development and sale of our products exposes us to the risk of damages from product liability or other consumer claims. Such claims may arise despite our quality controls, proper testing and instruction for use of our products. If a product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in breaches of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.  Any product liability claims related to our products would harm our reputation, which could cause a decrease in sales of our products and negative effect on our business operations. Although we have obtained product liability insurance as well as certificates of insurance from our suppliers that name us as an additional insured, we may not be able to obtain sufficient amounts from our insurance policies to cover a product liability claim. Any reduction in revenues or substantial costs related to product liability claims would materially adversely affect our business and results of operations.

We will be subject to competition from numerous companies, including a number of multi-national companies that have significantly greater financial and other resources.

The sexual wellness industry is highly competitive and very fragmented. With no significant barriers to enter these markets, we believe that competition in these industries will intensify. We compete with hundreds of large and small companies, including large multi-national companies in the topical lubricant and gel market, such as Johnson & Johnson, the maker the most recognized personal lubricant product, K-Y Jelly, and numerous other multi-national manufacturers. The K-Y brand was recently sold to Reckitt Benckiser Group, the maker of the Durex brand. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since many of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions and changes in preferences for sexual wellness products. Any delays in our development or release of new products in response to changing customer preferences could materially adversely affect our operating results and financial condition. Our existing competitors and future potential competitors may develop or market products that will be more accepted in the marketplace than our products. Competition in the sexual wellness business is based on product price, quality of the products, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. We cannot assure you that we will have the resources to compete successfully with our competitors.

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

During our history, we have rapidly and significantly expanded our operations since our inception and will endeavor to further expand our operations in the future with our current plans to triple our output capacity at our bottling facility.  Any additional significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, sales and marketing and other purposes.  During any growth phase, we may face problems related to our operational and financial systems and controls, including quality control and customer service capacities.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

In April of 2012, we adopted the 2012 Omnibus Incentive Plan under which we may grant equity awards to qualified employees, directors and service providers. We began granting equity awards to qualified employees, directors, and service providers in 2013.  Under current accounting rules, we have been required to recognize share-based compensation as a compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange of the equity award. These non-cash charges adversely affected our net income in 2014.  If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards dilutes the stockholders’ ownership interests in our company.

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

We may elect to deregister our common stock under the Securities Exchange Act of 1934. Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

Due to the high cost of being a public company, our Board of Directors may elect to voluntarily deregister our common stock under the Exchange Act and suspend our reporting obligations. No definitive Board approval of deregistration has taken place but, in connection with such consideration, the Board of Directors have approved and we have filed with the SEC of a Post-Effective Amendment to our previously filed Form S-8 to deregister all shares unsold to date pursuant to such form and, after the filing of this Form 10-K, the Board may file with the SEC a Form 15 to voluntarily deregister our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15. We believe that we are eligible to deregister under the Exchange Act. If we were to file a Form 15, we expect that our common stock, which is currently traded on the OTCQB, would not continue to be quoted on the OTCQB. Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws. As a result of the foregoing factors, deregistration would result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

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

The former shareholder of EP Nevada, Scott Fraser, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of March 31, 2015, 1% of our issued and outstanding shares of common stock was approximately 627,889 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to Rule 144, or pursuant to any registration statement declared effective by the SEC, may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2014, as disclosed in “Item 9A. Controls and Procedures”  and concluded that our internal control over financial reporting was ineffective as of December 31, 2014. We determined that we had material weaknesses due to (a) ineffective procedures and controls over reserves and allowances, (b) inadequate segregation of duties, (c) an inadequate number of independent board members and lack of an independent audit committee, and (d) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted material weaknesses in internal control over financial reporting.

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

The following table sets forth the high and low trade information for our common stock for the two most recent fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
March 31, 2013	$0.50	$0.15
June 30, 2013	$0.50	$0.23
September 30, 2013	$0.55	$0.24
December 31, 2013	$0.48	$0.11

March 31, 2014	$0.49	$0.32
June 30, 2014	$0.42	$0.20
September 30, 2014	$0.38	$0.26
December 31, 2014	$0.32	$0.22

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

Stockholders

As of March 31, 2015 we had 48 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2014 or 2013.

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

	Years Ended December 31,
	2014		2013
	(in thousands)
Revenues	$4,468	100.0%	$4,610	100.0%
Cost of revenue	2,078	46.5%	1,721	37.3%
Gross profit	2,390	53.5%	2,889	62.7%

Selling and distribution	1,681	37.6%	1,174	25.5%
Research and development	146	3.2%	1	*
General and administrative	1,577	35.3%	1,567	34.0%

Income (loss) from operations	(1,014)	22.7%	147	3.2%

Interest income	2	*	–	*
Interest expense	(3)	*	(13)	0.3%

Net income (loss)	$(1,015)	22.7%	$134	2.9%

* Less than 0.1%.

Years Ended December 31, 2014 and 2013

Revenue. Revenues for the year ended December 31, 2014 were approximately $4.5 million, compared to revenues of approximately $4.6 million in the comparable period in 2013, a decrease of 2.0%.  The 2.0% decrease in revenue was primarily due to fewer pipeline sales into new retail chains. The major chain stores now carrying our lubricant products are Walgreens, CVS, Rite Aid, Kroger/Fred Meyer, HEB, Walmart and Roundy’s Inc.

Cost of revenue. Cost of revenue primarily consists of costs related to the production or purchase of products for sale.  Cost of revenue for the year ended December 31, 2014 was approximately $2.1 million as compared to approximately $1.7 million in the comparable period in 2013, a 23.5% increase.  The increase in cost of revenue for the twelve months ended December 31, 2014 relative to the same period in 2013 was primarily due to a lower volume of high margin sales and increased quality control procedures.

Gross profit. In the year ended December 31, 2014, our gross profit decreased to approximately $2.4 million, from approximately $2.9 million in the year ended December 31, 2013. During the same period, our gross profit margin decreased to 53.5%, down from 62.7% in the previous year.  The gross profit margin decrease was attributable to a lower volume of high margin sales and increased quality control procedures. The percentage of sales to national retail chains for the years ended December 31, 2014 and 2013 were approximately 46.0% and 61.1% respectively.

Selling and distribution expenses. Selling and distribution expenses for the year ended December 31, 2014 were approximately $1.7 million, or 37.6% of revenues, which increased from selling and distribution expenses of approximately $1.2 million, or 25.5% of revenues, for the comparable period in 2013.The increase in selling and distribution expenses was primarily the result of an increase in marketing fees charged back from the national retail chains for in store promotion of our product, the expansion of our in house marketing department and increased sales commissions.

Research and development expenses. Research and development expenses for the year ended December 31, 2014 were approximately $146,000 compared to approximately $1,000 for the year ended December 31, 2013,  All of our research and development was associated with product testing as we pursued our CE certification and are in the process of obtaining FDA clearance.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 were approximately $1.6 million, or 35.3% of revenues, compared to approximately $1.6 million, or 34.0% of revenues, for the year ended December 31, 2013.

Income taxes. No expense or benefit from income taxes was recorded in the years ended December 31, 2014 or 2013 due to the net operating loss in 2014 and loss carryforwards.

Net income (loss). We had net loss of approximately $1,015,000 for the year ended December 31, 2014 compared with net income of approximately $134,000 for the year ended December 31, 2013. The net loss was primarily the result of the increased expenses in sales and promotions, as well as an increase in research and development.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $329,000 as of December 31, 2014, as compared to approximately $157,000 as of December 31, 2013.

We have in the past financed our operations through loans from our majority stockholder, revenues, sales of equity securities, and borrowings under a line of credit.  Currently we have relied on shareholder loans from our majority stockholder to fund our operations, along with borrowings under our line of credit. On December 22, 2014, we entered into a shareholder loan agreement with Scott Fraser, our majority stockholder and President and Chief Executive Officer. Under the terms of the agreement, Mr. Fraser agreed to provide the Company with a $250,000 loan, which bears interest at a rate of 2.35 percent per annum, calculated yearly. The loan will be repaid in five consecutive yearly installments of principal and interest beginning on the first anniversary of the agreement. In March 2015, we borrowed an additional $250,000 from Mr. Fraser on similar terms. We also have a line of credit with Bank of Nevada providing for borrowings of up to $500,000.  As of December 31, 2014, we had borrowings of approximately $100,000 outstanding under this line of credit. As of December 31, 2014, the Company had approximately $504,000 of cash that is restricted and tied to its line of credit.

For the year ended December 31, 2014, net cash used in operating activities was approximately $29,000, as compared to net cash provided by operating activities of approximately $315,000 for the comparable period in 2013. The decrease in net cash provided by operating activities was primarily attributable to an increase in net operating loss, though somewhat mitigated by an increase in accounts payable and a decrease in inventory.

Net cash used in investing activities was approximately $49,000 for the year ended December 31, 2014, compared to approximately $28,000 for the comparable period in 2013. The increase of cash used in investing activities was primarily attributable to additional capital purchases. In 2014, we arranged for a rebuild of our bottling line sleeve machine as well as the purchase of an environmental chamber for product stability testing and quality control.

Net cash provided by financing activities was approximately $250,000 for the year ended December 31, 2014, compared to net cash used in financing activities of approximately $246,000 for the comparable period in 2013. The increase in cash provided by financing activities was from the proceeds of a shareholder loan.

For the years ended December 31, 2014 and 2013, our inventory turnover was 2.2 and 1.7 times, respectively. The average days outstanding of our accounts receivable as of December 31, 2014 was 53 days, as compared to 52 days as of December 31, 2013.

During the years ended December 31, 2014 and 2013, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows. However, we cannot predict what effect inflation may have on our operations in the future. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and expenses as a percentage of net sales if the selling prices of our products do not increase with increased costs. In addition, inflation could materially increase the interest rates on our potential future debt.

Off-Balance-Sheet Arrangements

In August 2011, the Company entered into a commitment to purchase product sample packets of Gun Oil and PINK products. In connection with the commitment, the related party vendor provides the manufacturing equipment, machine operator, and administration of production. This contract was terminated in December, 2014.

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

Revenue recognition

We recognize revenue when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable, have been satisfied. Returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment, volume discounts and returns. We estimate that these discounts and returns will approximate 4% of gross revenues and the costs are accrued accordingly.  We participate in various promotional activities in conjunction with our retailers and wholesalers, primarily through the use of discounts.  The allowances for sales returns are established based on our estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

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

Inventory

Inventory consists primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market.  Other manufacturing overhead costs are also allocated to finished goods inventory.  We periodically evaluate the composition of inventory and estimate an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $16,000 was made at December 31, 2014. There was an allowance of approximately $65,000 at December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

Management has retained an outside, independent financial consultant to review all financial data, as well as help us prepare our financial reports, in order to mitigate this weaknesses. This will create a position whereby certain aspects of the operations will become more segregated, which is consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We anticipated that these initiatives would be at least partially, if not fully, implemented prior to December 31, 2014; however, due to limited resources and varying Company business priorities, we currently intend to take action during fiscal 2015 if we are able to identify and allocate resources to such purpose.

c) Changes in Internal Control over Financial Reporting

The Company has made no changes in its internal controls during its fourth quarter or in other factors that could significantly affect  the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Scott Fraser	50	President, Chief Executive Officer and Chairman of the Board
Kurt Weber	61	Chief Financial Officer, Chief of Operations and Director

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

Function of the Nominating Committee

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

Function of the Compensation Committee

The board of directors does not have a compensation committee. Our Chief Executive Officer determines the compensation of our executive officers.

Function of the Audit Committee and Audit Committee Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors.

Code of Business Conduct and Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions. We do not believe that we currently have the resources to design and implement a Code of Ethics program.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based solely on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2014, all filing requirements were timely satisfied except that (i) the Form 4 filed on April 9, 2014 by Mr. Weber, which reported one transaction, was late with respect to such transaction and (ii) the Form 4 filed on April 8, 2015 by Mr. Fraser, which reported five transactions, was late with respect to such transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to us and EP Nevada for the two fiscal years ended December 31, 2014 and 2013 of the principal executive officer, in addition to our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Total ($)
Scott Fraser	2014	220,612	–	–	220,612
President, Chief Executive	2013	188,120	19,500	–	207,620
Officer and Chairman of the Board

Kurt Weber (1)	2014	126,783	10,000	243,000	379,783
Chief Financial Officer, Chief of Operations and Director	2013	106,204	18,750	175,000	299,954

_______________

(1)	Mr. Weber was appointed as a director in February 2013.
(2)	The amount disclosed reflects the full fair value of the options issued at the grant date in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Also see “Terms of 2012 Option Grants” for a description of the material terms of each grant.

Our officers are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2012 Omnibus Incentive Plan (the “Plan”). Grants of such awards are at the discretion of our board of directors.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the year ended December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Grant Date		Option Expiration Date
Kurt Weber Chief Financial Officer,	1,000,000	–	$0.28	03/11/2013	(1)	03/11/2023
Chief of Operations and Director(1)	1,000,000	–	$0.40	01/30/2014		01/30/2024

_______________

(1)	Mr. Weber was appointed as a director in February 2013.

Employment Agreements

We have no employment agreements with any of our executive officers.

Director Compensation

There were no non-employee members of our board of directors during 2014 and there was no director compensation given.

2012 Omnibus Incentive Plan

The Plan is administered by the board or by a committee of the board of directors consisting of not less than two (2) directors (the “Committee”). The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards.  The Committee generally has discretion to delegate its authority under the Plan to another committee of the Board or a subcommittee, or to such other party or parties, including officers of the Company, as the Committee deems appropriate.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock as of March 31, 2015, by:

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

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class (1)

Directors and Named Executive Officers
Scott Fraser	President, Chief Executive Officer and Chairman of the Board	43,089,000	(2)	68.6%
Kurt Weber	Chief Financial Officer, Chief of Operations and director	2,002,500	(3)	3.1%

Officers and Directors as a Group (total of 2 persons)		45,091,500	(3)	69.6%
5% or More Owners

New Kaiser Limited		4,000,000	(4)	6.2%

_______________

(1)	Each stockholder’s percentage of ownership in the above table is based upon 62,788,856 shares of the Company’s common stock outstanding as of March 31, 2015.

(2)	Includes 2,000,000 shares of common stock held in trust for the benefit of his minor children. Mr. Fraser does not have voting or dispositive rights to the shares held by the trust, but has the right to acquire direct ownership of such shares at any time.

(3)	Includes options to purchase 2,000,000 shares of common stock.

(4)	Includes warrants to purchase 2,000,000 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Empowered Products, Inc. are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,125,000	$0.31	875,000
Equity compensation plans not approved by security holders	–	–	–
Total	4,125,000	$0.31	875,000

_______________

(1)	In April 2012, the Company adopted the Plan. As of December 31, 2014, the Plan had 5,000,000 shares authorized for issuance. In March 2013, we granted 2.7 million options to employees of the Company. During fiscal 2013, we also issued 400,000 shares of common stock under the Plan to a service provider. In 2014, we granted 1,025,000 options to employees of the company.

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

Loans from CEO

Scott Fraser, our Chief Executive Officer, extended loans to us on December 22, 2014 and March 31, 2015. The principal amount of each of the loans is $250,000, which bears interest at a rate of 2.35 percent per year, calculated yearly. Each loan is to be repaid in five equal consecutive annual installments beginning on the first anniversary of the loan date. As of March 31, 2015, no principal or interest has been paid under either loan.

Lease with Affiliated Party

We rent 11,000 square feet of office and manufacturing space from an affiliate that is controlled by Scott Fraser, our Chief Executive Officer, under a triple net lease expiring on February 28, 2016. Monthly base rent under the lease is $7,000.

Investor Relations/Sales & Marketing Services Agreement

In July 2011, we entered into an Investor Relations/Sales and Marketing Services Agreement (“IR & Sales Agreement”) with Contrarian Press, LLC (dba Contrarian Wealth Coalition) (“Contrarian Press”), a company wholly-owned by Scott Fraser, our President and Chief Executive Officer and majority stockholder. The term of the agreement is one year, unless terminated either by either party on a material breach by the other party that is not cured by the breaching partying within 14 days after receiving written notice of the breach by the non-breaching party. Pursuant to the IR & Sales Agreement, Contrarian Press provides advice and counsel to our officers and employees concerning our stockholder and consumer base and feedback received from our stockholders and consumers. We will also pay Contrarian Press a monthly consulting and service fee of $19,500 and reimburse Contrarian Press for certain expenses it incurs while performing its obligations under the agreement. In 2014 and 2013, we paid Contrarian Press an aggregate of $335,765 and $311,879 respectively, pursuant to the IR & Sales Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by PKF Certified Public Accountants (“PKF”) for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2014 and December 31, 2013 and fees billed for other services rendered by PKF during those periods.

	Year ended December 31,
	2014	2013
Audit Fees	$68,283	$74,041
Audit-Related Fees	–	–
Tax Fees	7,120	5,322
All Other Fees	–	–
Total	$75,403	$79,363

Pre-Approval Policy

The Company’s board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The board of directors pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee or board of directors, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedule: Not applicable.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas on April 15, 2015.

Empowered Products, Inc.
(Registrant)

Dated: April 15, 2015	By:	/s/ Scott Fraser
Scott Fraser Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Fraser	Chief Executive Officer and	April 15, 2015
By: Scott Fraser	Chairman of the Board
(Principal Executive Officer)

/s/ Kurt Weber	Chief Financial Officer and Director	April 15, 2015
By: Kurt Weber	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated as of June 30, 2011 by and among the Empowered Products, Inc., EPI Acquisition Corp., EPI Name Change Corp. and Empowered Products Nevada, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
2.2	Asset Purchase Agreement dated March 31, 2011 by and among Empowered Products Nevada, Inc., Empowered Products Asia Limited and Polarin Limited (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 13, 2011).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on April 6, 2010).
3.4	Articles of Merger (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
4.1	Warrant issued to New Kaiser Limited dated July 7, 2011 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.1	Assignment and Assumption Agreement dated as of June 30, 2011 by and between the registrant and OT Filings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.2	Share Repurchase and Cancellation Agreement dated as of June 30, 2011 by and among the registrant, OT Filings, Inc. and Suzanne Fischer (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.3	Promissory Note made by Empowered Products Nevada, Inc. in favor of New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.4	Security Agreement by and between the Empowered Products Nevada, Inc. and New Kaiser Limited dated May 31, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.5	Subscription Agreement dated June 30, 2011 by and between Empowered Products, Inc., and New Kaiser Limited (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6(a)	Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B5 (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.6(b)	Renewal of the Commercial Triple Net Lease with Purchase Option dated as of June 8, 2011 by and between Empowered Products Nevada, Inc. and Reich Family Trust B (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
10.7(a)	Commercial Lease Agreement dated March 1, 2012 by and between Empowered Products, Inc. and EGA Research LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).
10.7(b)	Renewal of the Commercial Lease Agreement dated March 1, 2012 by and between Empowered Products, Inc. and EGA Research LLC.
10.8	Investor Relations/Sales & Marketing Services Agreement dated as of July 1, 2011 by and between the registrant and Contrarian Press, LLC (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

10.9	Agreement for Manufacture and Sale of Goods dated as of August 1, 2011 by and between the registrant and Mobile Samples America Corp. (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).
10.10	Empowered Products, Inc. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(a)	Form of Stock Option Agreement for. 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(b)	Form of Restricted Stock Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(c)	Form of Restricted Stock Unit Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.10(d)	Form of Stock Appreciate Right Award Agreement for 2012 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1(d) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
10.11(a)	Business Lending Confirmation for Line of Credit dated February 9, 2011 by and between for Empowered Products Nevada, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).
10.11(b)	Renewal Notice for Line of Credit from Wells Fargo Bank, National Associated dated November 5, 2012 (incorporated by reference from Exhibit 4.3 to the Annual Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).
10.12	Business Loan Agreement dated October 23, 2013 entered into by and between Empowered Products Nevada, Inc. and The Bank of Nevada (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).
10.13	Shareholder Loan Agreement dated December 22, 2014 by and between Scott S. Fraser and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015).
10.14	Shareholder Loan Agreement dated March 31, 2015 by and between Scott S. Fraser and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2015).
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMPOWERED PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Empowered Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Empowered Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empowered Products, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2015	/s/ PKF
San Diego California	Certified Public Accountants
A Professional Corporation

Empowered Products, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$329,280	$157,396
Restricted cash	503,506	502,000
Accounts receivable, less allowance for doubtful accounts of $48,371 in 2014 and $36,532 in 2013	654,086	661,135
Inventory, net	776,563	1,093,466
Prepaid and other current assets	230,416	343,873
Total current assets	2,493,851	2,757,870

Plant and equipment, net	294,673	183,106
Trademarks and other intangibles, net	543,162	544,507
Other assets	7,365	48,397
Total assets	$3,339,051	$3,533,880

Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit	$100,000	$100,000
Accounts payable and other accrued expenses	418,236	193,417
Current portion of shareholder loan	47,705	–
Deferred revenue	125,712	125,712
Total current liabilities	691,653	419,129

Shareholder loan, net of current portion	202,295	–
Total liabilities	$893,948	$419,129

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 2,200,000,000 shares authorized, 62,788,856, shares issued and outstanding at December 31, 2014 and 2013, respectively	62,789	62,789
Additional paid-in capital	7,105,316	6,759,633
Accumulated deficit	(4,723,002)	(3,707,671)
Total stockholders' equity	2,445,103	3,114,751
Total liabilities and stockholders' equity	$3,339,051	$3,533,880

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenue	$4,467,485	$4,609,722
Cost of revenue	2,077,516	1,720,703
Gross profit	2,389,969	2,889,019

Selling and distribution	1,680,766	1,173,707
Research and development	146,112	712
General and administrative	1,576,633	1,567,621

Income (loss) from operations	(1,013,542)	146,979

Interest income	1,566	395
Interest expense	(3,355)	(13,125)

Net income (loss)	$(1,015,331)	$134,249

Net income (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average common shares outstanding for basic	62,788,856	62,588,856
Weighted average common shares outstanding for diluted	62,788,856	62,841,458

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional
	Number		Paid-In	Accumulated	Stockholders
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	62,388,856	$62,389	$6,089,899	$(3,841,920)	$2,310,368

Share based compensation	–	–	518,134	–	518,134

Issuance of common stock	400,000	400	151,600	–	152,000

Net income	–	–	–	134,249	134,249

Balance, December 31, 2013	62,788,856	62,789	6,759,633	(3,707,671)	3,114,751

Share based compensation	–	–	345,683	–	345,683

Net loss	–	–	–	(1,015,331)	(1,015,331)

Balance, December 31, 2014	62,788,856	$62,789	$7,105,316	$(4,723,002)	$2,445,103

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,015,331)	$134,249
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	73,661	72,848
Share based compensation	345,683	670,134
Provision for doubtful accounts	11,839	47,486
Inventory reserve	(49,148)	8,254
Changes in assets and liabilities:
(Increase) Decrease in restricted cash	(1,506)	59,530
Increase in accounts receivable	(4,790)	(351,582)
Decrease (Increase) in inventory	366,051	(227,839)
Decrease (increase) in prepaid and other current assets	22,290	(278,766)
Increase in other assets	(2,752)	(13,791)
Increase in accounts payable and other accrued expenses	224,819	68,703
Increase in deferred revenue	–	125,712
Cash flows (used in) provided by operating activities	(29,184)	314,938

Cash flows used in investing activities:
Purchases of plant and equipment	(39,177)	(15,084)
Payment of fees for trademarks and other intangibles	(9,755)	(13,406)
Cash flows used in investing activities	(48,932)	(28,490)

Cash flows provided by financing activities:
Shareholder loan	250,000	–
Line of credit repayments draws, net	–	(246,042)
Cash flows provided by (used in) financing activities	250,000	(246,042)

Net increase in cash and cash equivalents	171,884	40,406

Cash and cash equivalents at the beginning of the year	157,396	116,990

Cash and cash equivalents at the end of the year	$329,280	$157,396

Supplementary disclosure of cash flow information:
Cash paid for interest	$3,355	$13,124
Non-cash investing and financing activities:
Exchange of prepaid and other assets for equipment	$134,951	$–

See Notes to Consolidated Financial Statements.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

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

In addition, in accordance with the terms of the Merger, upon the effective time of the Merger, members of the board of directors and officers of EP Nevada became directors and officers of the Company. The business of EDGARizing corporate documents was abandoned and the business plan of EP Nevada was adopted. The transaction was therefore recorded as a reverse acquisition with EP Nevada as the acquiring party and the Company as the acquired party for accounting purposes.

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

Note 3. Basis of Presentation and Accounting Policies

Going concern

As of December 31, 2014, the Company has cash and cash equivalents of approximately $329,000 and an accumulated deficit of approximately $4,723,000. For the year ended December 31, 2014 the Company generated net loss of approximately $1,015,000 and negative cash flows from operating activities of approximately $29,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. While the Company has managed to generate revenues since inception, management believes that additional debt and equity financing will be required by the Company to further fund its planned growth activities and to support operations. However, there is no assurance that the Company will be able to obtain additional debt or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Revenue recognition

Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectability of the resulting account receivable have been satisfied. Returns are permitted primarily due to damaged or unsalable items. Revenue is shown after deductions for prompt payment, volume discounts and returns. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. These costs have been subtracted from revenue and for the years ended December 31, 2014 and 2013 approximated $1,044,000 and $126,000, respectively. The allowances for sales returns are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records deferred revenue when cash is received or goods are shipped in advance of the revenue recognition criteria being met.

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

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2014 and 2013, the Company incurred approximately $750,000 and $490,000, respectively, in advertising and marketing expenses which are reflected in selling and distribution expenses in the accompanying consolidated statements of operations.

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers and free product. These activities may be arranged either with unrelated third parties or in conjunction with the customer. The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in the advertising and marketing expenses noted above were approximately $172,000 and $88,000 for the years ended December 31, 2014 and 2013, respectively.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

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

Uncertain tax positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no uncertain tax positions, and therefore no interest or penalties related to uncertain tax positions, to recognize at December 31, 2014 and 2013.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Inventory

Inventory consists primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. Inventory is stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing overhead costs are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $202,000 and $239,000 at December 31, 2014 and 2013, respectively. Management periodically evaluates the composition of inventory and estimates an allowance to reduce inventory for slow moving, obsolete or damaged inventory. An allowance of approximately $16,000 and $65,000 was recorded at December 31, 2014 and 2013.

Trademarks and other intangibles, net

The Company capitalizes fees in connection with the development of various product trademarks. These assets are considered indefinite lived intangible assets and are reviewed for impairment annually or when circumstances indicate that the carrying amount of the trademark may not be fully recoverable. The amount attributable to trademarks at December 31, 2014 and 2013 was approximately $540,000 and $530,000, respectively. An impairment loss would be recorded if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value. The Company performed an impairment test as of December 31, 2014 and concluded that based on its undiscounted cash flows, the related trademarks were not impaired. Other intangibles consisted of customer lists acquired in 2011 and website development costs incurred in 2012. At December 31, 2014 and 2013, customer lists of approximately $3,000 and $6,000, respectively, are being amortized on the straight-line basis over the next two years. For the years ended December 31, 2014 and 2013, the amortization expense associated with these assets were $2,700 and $2,700, respectively. At December 31, 2014 and 2013, website development costs of approximately $200 and $9,000, respectively, are being amortized over the estimated useful life of two years. For the years ended December 31, 2014 and 2013, the amortization expense associated with these assets were $8,400 and $8,400, respectively.

Long-lived assets

The Company follows accounting standards concerning accounting for the impairment or disposal of long-lived assets in adjusting the book value of plant and equipment. These accounting standards establish a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell. For assets to be held and used, these accounting standards require the recognition of an impairment loss whenever events or changes in circumstances have indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying amount. If the fair value less costs to sell is less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value. At December 31, 2014 and 2013, no impairment losses were recorded.

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

Years Ended December 31, 2014 and 2013

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2014	2013
Net income (loss) available to common shares	$(1,015,331)	$134,249
Basic:
Weighted average shares	62,788,856	62,588,856
Diluted:
Weighted average shares, basic	62,788,856	62,588,856
Dilutive effect of warrants	–	252,602
Weighted average shares, diluted	62,788,856	62,841,458

Basic income (loss) per share	$(0.02)	$0.00
Diluted income (loss) per share	$(0.02)	$0.00

Weighted average anti-dilutive shares excluded from diluted EPS	6,639,583	3,000,000

Note 5. Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through December 2014 and believes that none of them will have a material effect on the company’s financial statements.

Note 6. Concentrations of Credit Risk

The Company maintains its cash balances, including restricted cash, at two financial institutions. The balance may at times exceed insured limits.

The Company had no vendors that accounted for more than 10% total purchases during the year ended December 31, 2014. The Company had three vendors that made up approximately 14%, 12% and 11% of total purchases during the year ended December 31, 2013.

There were revenues earned from one customer in excess of 10% of total revenue for the year ended December 31, 2014. There were revenues earned from two customers in excess of 10% of total revenue for the year ended December 31, 2013. Accounts receivable included approximately 41% due from two customers and 50% due from two customers at December 31, 2014 and 2013, respectively. The Company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral. The Company does not believe that its customers’ credit risk represents a material risk of loss to the Company.

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

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Note 7. Inventory

Inventory consists of the following at:

	December 31,
	2014	2013
Raw materials	$205,915	$328,345
Finished goods	586,501	830,121
	792,416	1,158,466
Less: inventory reserve	(15,853)	(65,000)
	$776,563	$1,093,466

Note 8. Plant and Equipment, net

Depreciation for the years ended December 31, 2014 and 2013 was approximately $63,000 and $62,000, respectively. Cost, accumulated depreciation and estimated useful lives are as follows:

	Estimated	December 31,
Category	Useful Lives	2014	2013
Manufacturing and computer equipment	5 - 7 Years	$552,295	$388,190
Office furniture and computer software	3 - 7 Years	87,003	87,003
Vehicles	5 Years	19,442	19,442
Leasehold improvements	10 Years	10,023	–
		668,763	494,635
Less: accumulated depreciation		(374,090)	(311,529)
		$294,673	$183,106

Note 9. Line of Credit

The Company has a $500,000 line of credit with a financial institution bearing interest at 2.3%, secured by restricted cash with a maturity date of October 28, 2015. The balance was $100,000 at December 31, 2014 and 2013, respectively.

Note 10. Stockholders’ Equity

2011 Equity Financing

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

Years Ended December 31, 2014 and 2013

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

The Plan provides for grants of awards to directors, employees and consultants. The maximum number of awards which may be granted is 5.0 million of which 3,725,000 have been granted as of December 31, 2014. A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,700,000	$0.28	8.2	$54,000
Granted	1,025,000	0.40	9.1	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding at December 31, 2014	3,725,000	$0.31	8.4	$–

Fully vested and expected to vest at December 31, 2014	3,158,335	$0.32	8.5	$42,667

Exercisable at December 31, 2014	3,158,335	$0.32	8.5	$42,667

For the year ended December 31, 2013, 2.7 million non-qualified stock options were granted with an aggregate fair market value of approximately $484,000. For the year ended December 31, 2014, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of December 31, 2014, there was approximately $103,000 of unamortized compensation expense related to stock options that is expected to be recognized as an expense over a weighted average period of 0.2 years.

During the year ended December 31, 2014, 1,025,000 non-qualified stock options were granted with an aggregate fair market value of approximately $249,000. For the year ended December 31, 2014, no stock options were exercised; therefore, the tax effect/benefit from stock option exercises had no effect on our additional paid-in capital or income tax provision. As of December 31, 2014, these options are fully vested.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. The options have been valued using the Black-Scholes pricing model with assumptions of a five and a half year term, common stock price of $0.28 – 0.40 per share, 74% - 78% expected volatility, 0.88% - 1.55% risk-free interest rate and a dividend yield of 0%. Expected volatility was based on average volatilities of a sampling of four companies with similar attributes to the Company as the Company has a limited trading history. The risk free rate for the contractual life of the options was based on the U.S. Treasury yield at the time of grant. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the sum of the vesting term and the contract term, as the Company had limited activity surrounding its options to provide a historical term.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Warrants

In July 2013, the Company entered into Service Agreements with two companies pursuant to which the Company agreed to issue five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock for services to be rendered. Of the issuable warrants, warrants to purchase 1,000,000 shares were granted on July 29, 2013 and warrants to purchase an additional 1,000,000 shares were to be issued in each of July 2014 and July 2015, provided that the Company did not terminate the Service Agreements prior to the issuance dates, in which case the Company would have no obligation to issue the remaining unissued warrants. The Company valued the warrants at $240,000 based on the Company’s stock price on July 12, 2013, the date of the Service Agreements. In June 2014, the Company provided notice of termination for the Service Agreements and therefore the warrants that would have otherwise been issuable in July 2014 and 2015 were not issued and no additional warrants will be issued in July 2015.

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

Note 11. Revenue by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. The following provides financial information concerning the Company’s operations by geographic area:

	Years ended December 31,
	2014		2013
Revenue:
United States	$4,175,783	93.5%	4,339,007	$94.2%
Europe	189,699	4.2%	176,681	3.8%
Asia	102,003	2.3%	94,034	2.0%
	$4,467,485	100.0%	4,609,722	$100.0%

Note 12. Related Party Transactions and Operating Leases

Included in selling and distribution expenses for the years ended December 31, 2014 and 2013 are marketing fees of $335,765 and $311,879, respectively, paid to a company owned by the Company’s majority stockholder.

The Company purchased sample products from Mobile Samples America, a related party, totaling approximately $50,000 and $65,000 for the years ended December 31, 2014 and 2013, respectively. On December 31, 2014, the Company entered into an Equipment Transfer Agreement with Mobile Samples America. Pursuant to the agreement, Mobile Samples America sold certain equipment used in manufacturing the samples to the Company in exchange for approximately $135,000, which was paid by the Company through release of amounts previously paid to Mobile Samples America for goods and services not yet delivered.

The Company rents office space from an affiliate, EGA Research, LLC, that is controlled by the Company’s majority stockholder under a triple net lease expiring on February 28, 2014 and was renewed through February 28, 2016. The lease calls for monthly rental payments of $7,000. Total rent expense under this lease for each of the years ended December 31, 2014 and 2013 was $84,000.

The Company entered into an office lease with an unrelated party for additional rental space in 2011 which expired on May 31, 2013 and was renewed through May 31, 2015. The lease calls for monthly rental payments of $4,000. The Company has an option to purchase the building for its fair value at any time during the term of the lease. Total rent expense under this lease for the years ended December 31, 2014 and 2014 was $48,000 and $48,000, respectively.

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

On December 22, 2014, the Company entered into a shareholder loan agreement with Scott Fraser, who holds a majority of the Company’s issued and outstanding common stock and is the Company’s President and Chief Executive Officer. Under the terms of the agreement, Mr. Fraser agreed to provide the Company with a $250,000 loan, which bears interest at a rate of 2.35 percent per annum, calculated yearly. The loan will be repaid in five consecutive yearly installments of principal and interest beginning on the first anniversary of the agreement. The Company may prepay the outstanding balance without penalty at any time while not in default. The loan may be accelerated if the Company is in default of the agreement, including where the Company fails to make a payment or perform any of its obligations, any representation made in connection with the agreement is materially incorrect or misleading, or if the Company is dissolved, has a petition for bankruptcy filed against it, any of its material assets are attached, or if any event analogous to the preceding events occurs. The loan is secured by the accounts receivable and inventory of the Company.

Approximate minimum future rentals under the lease agreements are as follows:

Year ending
2015	$107,000
2016	15,000
$122,000

Note 13. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Years Ended December 31,
	2014	2013
Current	$–	$–
Deferred	–	–
Total tax expense (benefit)	$–	$–

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Allowance for bad debt	$16,000	$18,000
Accrued expenses	8,000	6,000
Stock compensation	294,000	228,000
Inventory reserves	5,000	22,000
Net operating losses	1,206,000	1,024,000
	1,529,000	1,298,000
Less: valuation allowance for deferred tax asset	(1,504,000)	(1,223,000)
	25,000	75,000
Deferred tax liabilities:
Depreciation and amortization	(25,000)	(75,000)
Net deferred tax asset	$–	$–

Empowered Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

The Company has federal net operating loss (“NOL”) carry forwards of approximately $3,547,000 and $3,014,000 at December 31, 2014 and 2013, respectively. The federal net operating loss carry forwards begin to expire in 2024. A 34% statutory federal income tax rate was used for the calculation of the deferred tax asset. Management has established a valuation allowance equal to the estimated deferred tax asset due to uncertainties related to the ability to realize these tax assets. The valuation allowance increased by approximately $281,000 and $400 during the years ended December 31, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2014		2013
Federal tax rate	34%		34%
Change in valuation allowance	(34%	)	(34%	)
Effective tax rate	0%		0%

For the years ended December 31, 2014 and 2013, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2010.

Note 14. Subsequent Event

On March 31, 2015, the Company entered into a shareholder loan agreement with Mr. Fraser. Under the terms of the agreement, Mr. Fraser agreed to provide the Company with a $250,000 loan, which bears interest at a rate of 2.35 percent per annum, calculated yearly. The loan will be repaid in five consecutive yearly installments of principal and interest beginning on the first anniversary of the agreement. The Company may prepay the outstanding balance without penalty at any time while not in default. The loan may be accelerated if the Company is in default of the agreement, including where the Company fails to make a payment or perform any of its obligations, any representation made in connection with the agreement is materially incorrect or misleading, or if the Company is dissolved, has a petition for bankruptcy filed against it, any of its material assets are attached, or if any event analogous to the preceding events occurs. The loan is secured by the accounts receivable and inventory of the Company.

